Form 10-Q
period 1996-03-31
ELECTRONIC RETAILING SYSTEMS INTERNATIONAL INC
filed 1996-05-14
CIK 898747

=================================================================

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
  X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
- -----             OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1996

                                    OR

- -----       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from        to
                                           ------    -------

                  Commission file number 0-21456
                                         -------

                        ELECTRONIC RETAILING SYSTEMS
                           INTERNATIONAL, INC.
         (Exact name of registrant as specified in its charter)

      Delaware                                     06-1361276
      (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization)              Identification No.)

                              372 Danbury Road
                        Wilton, Connecticut  06897
       (Address of principal executive offices, including zip code)

                              (203) 761-7900
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES    X            NO
                      -------            -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                  Outstanding at May 9, 1996
      ----------------------------     --------------------------
      Common Stock, $.01 par value              11,800,048  shares

=================================================================

          Electronic Retailing Systems International, Inc.

                           Form 10-Q

                            Contents

                                                                 Page Number

PART I.     Financial Information

Item 1.     Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheet--
             March 31, 1996 and December 31, 1995                        3

            Condensed Consolidated Statement of
             Operations--Three Months Ended March 31,
             1996 and 1995                                               4

            Condensed Consolidated Statement of
             Cash Flows--Three Months Ended March 31,
             1996 and 1995                                               5

            Notes to Condensed Consolidated Financial
             Statements                                                  6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                8

PART II.    Other Information

Item 6.     Exhibits and Reports on Form 8-K                             13

SIGNATURES                                                               14

INDEX TO EXHIBITS                                                        15

             Electronic Retailing Systems International, Inc.
                  Condensed Consolidated Balance Sheet
             (in thousands except per share and share amounts)
                                                March 31      December 31,
                                                 1996            1995
                                                --------      ------------
                                                     (Unaudited)
Assets
Current assets
  Cash and cash equivalents                      $ 1,991       $ 3,210
  Accounts receivable                              1,448         1,356
  Inventories                                      2,122         1,874
  Prepayments and other current assets                92           609
                                                 -------       -------
    Total current assets                           5,653         7,049
                                                 -------       -------
Equipment                                          2,123         2,047
Accumulated depreciation                          (1,483)       (1,365)
                                                 -------       -------
Net equipment                                        640           682
                                                 -------       -------
Other non-current assets                             776           585
                                                 -------       -------
Total assets                                     $ 7,069       $ 8,316
                                                 =======       =======
Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable and accrued expenses          $ 1,183       $ 1,766
                                                 -------       -------
        Total Current Liabilities                  1,183         1,766
                                                 -------       -------
Long-term debt                                     4,985         3,335
                                                 -------       -------
Commitments                                            -             -
                                                 -------       -------
Stockholders' equity
  Preferred stock, undesignated (par
  value $1.00 per share; 1,860,000 shares
  authorized, none outstanding)
  Series A Cumulative Convertible
  Preferred Stock
   (140,000 shares authorized; 125,556
   shares issued and outstanding in 1996,
   including 2,310 shares issued April 1,
   1996 as a stock dividend to holders
   of record on March 31, 1996)                      126           123
  Common stock (par value $0.01 per
  share; 25,000,000 shares authorized;
  11,786,982 and 11,748,232 shares
  issued and outstanding in 1996 and
  1995, respectively)                                118           117
  Additional paid-in capital                      38,714        38,474
  Accumulated deficit                            (38,057)      (35,499)
                                                 -------       -------
    Total stockholders' equity                       901         3,215
                                                --------       -------
Total liabilities and stockholders' equity       $ 7,069       $ 8,316
                                                ========       =======




      See accompanying notes to consolidated financial statements

             Electronic Retailing Systems International, Inc.
              Condensed Consolidated Statement of Operations
                (in thousands, except per share amounts)
                             (Unaudited)
                                                 Three Months Ended
                                                     March 31,
                                                 ------------------
                                                 1996          1995
                                                 ----          ----
Revenues
  Product Sales                                $  1,048      $    495
  Maintenance                                       173            31
                                               --------      --------
     Total revenues                               1,221           526

Cost of goods sold
  Product Sales                                   1,244           567
  Maintenance                                       200           126
                                               --------      --------
     Total cost of goods sold                     1,444           693
                                               --------      --------
  Gross profit (loss)                              (223)         (167)
                                               --------      --------
Operating expenses
  Selling, general and administrative (including
   amounts to related parties of $9 in 1996
   and $19 in 1995)                               1,685         1,645
  Research and development                          313           897
  Depreciation and amortization                      42            27
  Stock option compensation                          11            27
                                               --------      --------
    Total operating expenses                      2,051         2,596
                                               --------      --------
  Loss from operations                           (2,274)       (2,763)
                                               --------      --------
Other income (expenses)
  Interest income                                    34            19
  Interest expense                                  (87)          (48)
  Gain on short-term investments                      -             5
                                               --------      --------
    Total other income (expenses)                   (53)          (24)
                                               --------      --------
Net loss                                       $ (2,327)     $ (2,787)
                                               ========      ========
Earnings per Share
  Weighted average common shares outstanding     11,767        11,729
                                               ========      ========
  Net loss per common share                    $  (0.22)     $  (0.24)
                                               ========      ========

       See accompanying notes to consolidated financial statements

              Electronic Retailing Systems International, Inc.
               Condensed Consolidated Statement of Cash Flows
                               (in thousands)
                                 (Unaudited)
                                                      Three Months Ended
                                                           March 31,
                                                      ------------------
                                                      1996          1995
                                                      ----          ----
Net Cash Flows Used in Operating Activities:
  Net loss                                           $ (2,327)    $ (2,787)
  Other adjustments to reconcile net loss
   to net cash used in operating activities              (244)         448
                                                     --------     --------
     Cash used in operating activities                 (2,571)      (2,339)
                                                     --------     --------
Cash Flows from Investing Activities:
  Capital expenditures                                    (76)        (142)
  Capitalized software costs                             (223)           -
  Proceeds from sales of short-term investments             -        1,027
                                                      -------     --------
    Cash provided by (used in) investing activities      (299)         885
                                                      -------     --------
Cash Flows from Financing Activities:
  Net proceeds from issuance of long term note          1,650          750
  Other financing activities                                1            -
                                                      -------     --------
    Cash provided by financing activities               1,651          750
                                                      -------     --------
    Net decrease in cash and cash equivalent           (1,219)        (704)
                                                      -------     --------
Cash and cash equivalents at beginning of period        3,210        1,131
                                                      -------     --------
Cash and cash equivalents at end of period            $ 1,991     $    427
                                                      =======     ========



        See accompanying notes to consolidated financial statements

            Electronic Retailing Systems International, Inc.
          Notes to Condensed Consolidated Financial Statements
                           March 31, 1996
                            (Unaudited)

Note 1 -Basis of Consolidation:

      Electronic Retailing Systems International, Inc. ("ERS" or the "Company"), was incorporated in 1993 under the laws of the State of Delaware as a holding company for the business and assets of Electronic Retailing Systems International, Inc., incorporated in 1990 under the laws of Connecticut, and an affiliated partnership. The condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Note 2 -Basis of Presentation:

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year ending December 31, 1996. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

      Net loss per common share is computed using the weighted average number of common shares and common share equivalents assumed to be outstanding during the period. Common share equivalents consist of common shares issuable upon exercise of stock options and stock purchase warrants. The computation of net loss per common share does not reflect common share equivalents that are anti-dilutive.

      Cash and cash equivalents at March 31, 1996 and December 31, 1995 include deposits of approximately $351,000 and $440,000, respectively, held as interest bearing collateral for irrevocable letters of credit of the same amounts relating to future inventory purchases. Such letters of credit expire on various dates through 1996.

            Electronic Retailing Systems International, Inc.
          Notes to Condensed Consolidated Financial Statements
                           March 31, 1996
                            (Unaudited)

Note 3- Inventories:

      Inventories are stated at the lower of cost (determined on a first in, first out basis) or market value. Inventories at March 31, 1996 consist of $669,000 of materials and supplies and $1,453,000 of finished goods. Inventories at December 31, 1995 consisted of $674,000 of materials and supplies and $1,200,000 of finished goods. Inventories in excess of expected requirements due to new product introductions or product enhancements are expensed currently.

Note 4 - Adoption of New Accounting Standard:

      ERS has adopted Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("FAS 123"). FAS 123 indicates a preference for a fair value based method of accounting for employee stock options, but allows for continuation of the intrinsic value based method under Accounting Principles Board Opinion No. 15 "Accounting for Stock Issued to Employees". The Company has chosen to continue its use of the intrinsic value based method of accounting, but will present required financial statement disclosures in its Annual Report on Form 10-K for the year ending December 31, 1996.

          ELECTRONIC RETAILING SYSTEMS INTERNATIONAL, INC.
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS


Overview

Since its inception in April 1990, the Company has been engaged primarily in the development, design, market testing and sale of its electronic shelf labeling system. The Company has concentrated on the design, development, marketing and sale of the ERS ShelfNet(TM) system (the "ERS ShelfNet System"). The Company subcontracts to third parties the manufacture and assembly of the components comprising the ERS ShelfNet System and, subject to the oversight of the Company, the installation of its components. In addition, the Company engages unaffiliated parties to augment its internal development resources and to assist it in the continued development of the ERS ShelfNet System. Since inception, the Company has generated aggregate revenues of $8,772,000 and has incurred a cumulative net loss of approximately $50,060,000, excluding non-cash charges in the amount of $8,611,000 for stock option compensation expense.

The market for electronic shelf labeling systems, which were first introduced in the mid-1980s, is in the development stage, and market acceptance of and demand for these systems are subject to a high level of uncertainty. The Company's success will depend upon the rate at and extent to which supermarket chains choose to install electronic shelf labeling systems throughout their stores. The initial acceptance and rate of installation by supermarket chains may be affected by numerous factors beyond the Company's control, including the customer assessment of the benefits of and the need for electronic shelf labeling systems and the customer's available capital resources.

As discussed under "Liquidity and Capital Resources" below, during the year ended December 31, 1995 the Company completed the private sale of shares of Preferred Stock to its principal stockholders and members of its Board of Directors and their affiliates for an aggregate purchase price of $12 million, and borrowed additional amounts aggregating $1.35 million under its arrangements with the Connecticut Development Authority (the "CDA"), in order to finance operations. During the first quarter of 1996, the Company borrowed an additional $1.65 million under the CDA facility, constituting the remaining credit available under these arrangements. The Company has no current arrangement with respect to, or sources of, any additional financing, and there can be no assurance that any such financing will be available or, accordingly, that the Company will be able to continue to conduct its operations as a going concern subsequent to the utilization of its current resources.
The Company believes that its available resources will address its liquidity needs through the end of the second quarter of this year and is actively proceeding in its efforts to implement, before the end of the second quarter, additional financing that will strengthen its equity base, a portion of which is proposed to be provided by members of the Company's Board of Directors or their affiliates.

The Company's revenues and operating results may vary significantly from quarter to quarter as a result of various factors including the timing of customer orders and system shipments and installations.

Unless the context otherwise requires, references herein to the "Company" refer to Electronic Retailing Systems International, Inc., a Delaware corporation, and its subsidiaries and, with respect to operations prior to the combination of the Company and its predecessors effected immediately prior to the closing of the Company's initial public offering in May 1993, such predecessors.

Results of Operations

Revenues. During the three month period ended March 31, 1996, the Company's total revenues were $1,221,000 compared to $526,000 in the corresponding quarter in 1995. The increase in revenues is primarily attributable to increased product sales in the first quarter of 1996. In the three month periods ended March 31, 1996 and 1995, system sales were to three customers and a single customer, respectively, within the supermarket industry.

Cost of goods sold. Cost of goods sold consists of the cost of hardware components of the ERS ShelfNet System, system installation costs, depreciation of tools and dies owned by the Company and utilized in the manufacturing of hardware components, amortization of capitalized software costs, warranty and maintenance costs, freight and inventory obsolescence.

Cost of goods sold was $1,444,000 for the three months ended March 31, 1996, compared to $693,000 for the three months ended March 31, 1995, reflecting increased product sales in 1996. The Company has realized lower hardware component costs on installations during 1996 as compared to 1995, reflecting an increase in the use of high volume low cost suppliers. Cost of goods sold for the three months ended March 31, 1996 included warranty and maintenance expenses of $200,000 compared to $126,000 for the same period in 1995, reflecting the growing installation base for the ERS ShelfNet System. The Company anticipates that system enhancements implemented in 1995 and 1996 will further decrease future warranty and maintenance expenses per installation and, in the future, that the cost of goods sold will decrease as a percentage of revenues as a result of higher manufacturing volumes of its components and as the installation process is improved.

Selling, General and Administrative. Selling, general and administrative costs consist of personnel costs associated with selling and administrative staff, overhead, market research and development, and customer service personnel. Selling, general and administrative costs increased to $1,685,000 for the three month period ended March 31, 1996 compared to $1,645,000 for the same period in 1995. This increase of $40,000 reflects efforts in 1995 to expand the Company's organization in anticipation of forecasted sales growth.

Research and Development. Total research and development expenses were $313,000 for the three month period ended March 31, 1996 compared to $897,000 for the same period in 1995, reflecting lower hardware and software expenses. Expenses incurred in the develop-ment of the hardware components of the ERS ShelfNet System were $306,000 for the three months ended March 31, 1996 compared to $510,000 for the same period in 1995, which reflected reduced payments to third parties for development activities. The Company intends to continue its use of third parties for long-term product development. Expenses incurred in the development of the Company's software system were $7,000 for the three month period ended March 31, 1996 as compared to $387,000 for the same period in 1995 reflecting an increase in the amount of software development activities that are subject to capitalization. For the three month period ended March 31, 1996, the Company capitalized $223,000 of product development costs that will be amortized over the shorter of the estimated useful life of the related software product or process or three years. There were no such amounts capitalized in the three month period ended March 31, 1995.

Stock Option Compensation. The Company recorded $11,000 in non-cash compensation expense for the three months ended March 31, 1996 compared to $27,000 for the corresponding period in 1995. Non-cash compensation expense results from the Company's issuance of stock options to its employees at exercise prices below the fair market value at date of grant and is recognized as expense over the employees' respective service periods.

Interest Income. Interest income increased to $34,000 for the three month period ended March 31, 1996 compared to $19,000 for the same period in 1995, due to increased cash and cash equivalents available for investment.

Gain on Short-Term Investments. The Company recognized $5,000 in gains on the market value of short-term investments for the three month period ended March 31, 1995. There were no short-term investments held during the three months ended March 31, 1996.

Interest Expense.  Interest expense increased $39,000 to $87,000 for the three month period ended March 31, 1996 compared to $48,000 for the same period in 1995. Interest expense represents interest on amounts borrowed from the CDA.

Income Taxes. The Company has incurred net losses since inception which have generated net operating loss carryforwards of approximately $37 million for federal and state income tax purposes, which are available to offset future taxable income and expire through the years 2010 for federal income tax purposes. In consideration of the Company's accumulated losses through March 31, 1996 and the uncertainty of its ability to utilize any future tax benefits resulting from these losses, the impact of this potential tax benefit has been eliminated in the Company's condensed consolidated financial statements.

Liquidity and Capital Resources

As of March 31, 1996, the Company had net working capital of $4,470,000, reflecting cash and cash equivalents of $1,991,000, compared to net working capital of $5,283,000, reflecting cash and cash equivalents of $3,210,000 at December 31, 1995. The decrease in net working capital and in cash and cash equivalents resulted from the funding of the Company's operations during the first quarter of 1996. Net cash used in operations was $2,571,000 in the first quarter of 1996, compared to net cash of $2,339,000 used in operating activities in the corresponding 1995 period.

The Company's capital expenditures were $76,000 and $142,000 in the first quarter of 1996 and 1995, respectively. The Company anticipates that such capital expenditures will approximate
$500,000 in 1996. In the first quarter of 1996, the Company also capitalized $223,000 of product development costs.

To date, the Company has not generated positive cash flow from operations. The Company has historically funded its operations primarily through loans from its stockholders, the sale of interests in an affiliated partnership, its initial public offering consummated in May 1993, its arrangements with the CDA, and the sale of Preferred Stock to the Company's principal stockholders and members of its Board of Directors and their affiliates.
Immediately prior to the completion of the Company's initial public offering, all outstanding stockholders' loans, accrued interest thereon, and limited partners capital were contributed to common stock and additional paid-in capital.

In August 1994, the Company completed a financing arrangement with the CDA, under which the CDA loaned $2,000,000 to the Company at closing and agreed to loan the Company up to an additional $3,000,000 through August 12, 1997. The Company borrowed an additional $1,350,000 under such facility during 1995, and the remaining $1,650,000 in the first quarter of 1996. Such indebtedness is repayable five years after closing and is convertible to shares of Common Stock, through August 12, 1997 at an adjusted conversion price calculated at $3.00 plus the average market price of the Common Stock during the eighteen months prior to conversion, and thereafter at $3.00 plus the average market price of the Common Stock during the twelve months prior to conversion. At closing, the CDA acquired five-year warrants to purchase 699,724 shares (as adjusted) of Common Stock, exercisable at an adjusted price through August 12, 1997 calculated as $2.58 plus the average market price of the Common Stock during the eighteen months prior to exercise, and thereafter as $2.58 plus the average market price of the Common Stock during the twelve months prior to exercise. Under its arrangements with the CDA, the Company will be obligated to comply with certain covenants (some of which remain in effect for up to ten years from closing), covering such matters as maintaining a presence in Connecticut. In the event of specified changes in control of the Company and prepayment of its note, the Company has rights to repurchase such warrants and shares at the fair market value thereof (calculated pursuant to such arrangements), and thereby extinguish such covenants.

In July 1995, the Company completed a private sale of 85,000 shares of Preferred Stock to its principal stockholders and members of the Board of Directors and their affiliates, for an aggregate purchase price of $8.5 million. An affiliate of the Company's Chairman of the Board, and one of the subscribers, committed in certain circumstances to acquire up to 35,000 additional shares of Preferred Stock prior to December 31, 1995, at a purchase price per share of $100, and was granted the right to acquire such shares at its election subject to the terms of its subscription agreement.
As of December 31, 1995, all such additional shares had been acquired, in exchange for cash in the amount of $3.5 million.

Each share of Preferred Stock entitles the holder to a dividend of $7.50 per annum, payable quarterly, which will cumulate if not paid. Dividends are payable by the Company, at its election, in either cash or in the form of additional shares of preferred stock valued at $100 per share. On October 1, 1995, January 1, 1996, and April 1, 1996, regular quarterly dividends on the Preferred Stock were paid, on a pro-rata basis for the period during which such shares were outstanding, to holders of record of such stock on September 30, 1995, December 31, 1995, and March 31, 1996, respectively, in the form of an aggregate of 5,556 additional shares of Preferred Stock. Each share of Preferred Stock, valued at $100, is convertible into shares of the Company's Common Stock at a conversion price of $4.00, and is subject to redemption, at the option of the Company, at a price of $100 in the event certain conditions are met. Holders of Preferred Stock will vote together with holders of Common Stock with each share carrying one vote, and are entitled to a liquidation preference of $100 per share.

The Company has utilized the proceeds from the sale of the Preferred Stock and the CDA financing to fund the expansion of its operations and research and development activities and to fund the Company's working capital requirements. The Company has no current arrangement with respect to, or sources of, any additional financing, and there can be no assurance that any such financing will be available or, accordingly, that the Company will be able to continue to conduct its operations as a going concern subsequent to the utilization of its current resources. The Company believes that its current resources will be sufficient to satisfy anticipated cash requirements through the end of the second quarter of this year, and the Company is proceeding in its efforts to implement, before the end of the second quarter, additional financing that will strengthen its equity base, a portion of which is proposed to be provided by members of the Company's Board of Directors or their affiliates.

            Electronic Retailing Systems International, Inc.

                             Form 10-Q

                     PART II  Other Information


PART II.    Other Information

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

                  11    Computation of Net Loss Per Common Share.

                  27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and is not filed.

            (b)   Current Reports on Form 8-K

                  The Company did not file any Current Reports on Form 8-K during the three months ended March 31, 1996.

                              Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              ELECTRONIC RETAILING SYSTEMS
                               INTERNATIONAL, INC.




5/14/96                       s/ Bruce F. Failing, Jr.
- -----------------             -----------------------------------
Date                          Bruce F. Failing, Jr.
                              President




5/14/96                       s/ William B. Fischer
- ------------------            ----------------------------------
Date                          William B. Fischer
                              Vice President, Finance
                              (principal financial and accounting
                               officer)

           Electronic Retailing Systems International, Inc.

         Form 10-Q for the Three Months Ended March 31, 1996

                         Index to Exhibits

Exhibit Number                Document Description
- --------------                --------------------
      11                      Computation of Net Loss Per Common Share

      27                      Financial Data Schedule, which is
                              submitted electronically to the
                              Securities and Exchange Commission for
                              information only and is not filed.