Form 10-Q
period 1996-06-30
ELECTRONIC RETAILING SYSTEMS INTERNATIONAL INC
filed 1996-08-14
CIK 898747

                            FORM 10-Q
                 SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549

      X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   ------     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1996

                              OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d)
   -----      OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from            to
                                          ---------   ------
- ----

                 Commission file number 0-21456
                                        -------

                ELECTRONIC RETAILING SYSTEMS
                    INTERNATIONAL, INC.
   (Exact name of registrant as specified in its charter)

        Delaware                                   06-
1361276
(State or other jurisdiction of
(I.R.S. Employer
 incorporation or organization)
Identification No.)

                      372 Danbury Road
                 Wilton, Connecticut  06897
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

                    YES   X     NO
                              -------          -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                   Outstanding at August 9, 1996
- -------------------               -----------------------------
Common Stock, $.01 par value            21,033,062 shares

      Electronic Retailing Systems International, Inc.

                         Form 10-Q

                          Contents

<CAPTIONS>                                                  Page Number
 PART I. Financial Information
 Item 1. Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheet--June 30, 1996 and
              December 31, 1995                               3

          Condensed Consolidated Statement of Operations--Three
              and Six Months Ended June 30, 1996 and 1995
   4

          Condensed Consolidated Statement of Cash Flows--Six
              Months Ended June 30, 1996 and 1995             5

 Notes to Condensed Consolidated Financial Statements               6

 Item 2.     Management's Discussion and Analysis of Financial
                                  Condition and Results of Operations
             8


 PART II. Other Information

 Item 6. Exhibits and Reports on Form 8-K                      11

 SIGNATURES                                                        12

INDEX TO EXHIBITS                                         13

                         Electronic Retailing Systems International, Inc. Condensed Consolidated Balance Sheet
                         (in thousands except per share and share amounts)

                                                 June 30,         December
31,
                                                 1996      1995
                                                  (Unaudited)
   Assets
   Current assets
      Cash and cash equivalents                                      $
647      $      3,210
      Accounts receivable                                    1,312
1,356
      Inventories                                         1,761
1,874
      Prepayments and other current assets                      262
609
                         Total current assets                       3,982
7,049

   Equipment                                             2,192
2,047
      Accumulated depreciation                          (1,579)
(1,365)
      Net equipment                                          613
682
   Other non-current assets                                     863
585

Total assets
$     5,458               $     8,316
                                                           =======
=======
   Liabilities and Stockholders' Equity
   Current liabilities
   Accounts payable and accrued expenses
$     1,792               $     1,766
          Total current liabilities
1,792             1,766

   Long-term debt                                                 4,987
3,335
   Commitments                                           -
- -
      Stockholders' equity
Preferred stock, undesignated (par value $1.00 per share;
        1,860,000 shares authorized, none outstanding)
      Series A Cumulative Convertible Preferred Stock
        (140,000 shares authorized; 125,556 shares and 123,246
        shares issued and outstanding in 1996 and 1995)
126             123
      Common stock (par value $0.01 per share; 25,000,000 shares authorized; 11,800,048 and 11,748,232 shares
        issued and outstanding in 1996 and 1995)
118              117
      Additional paid-in capital
38,724        38,474
      Accumulated deficit
(40,289)      (35,499)
           Total stockholders' equity (deficit)
(1,321)          3,215

   Total liabilities and stockholders' equity                          $
5,458     $     8,316
                                                      ========
=======

      See accompanying notes to condensed consolidated
                    financial statements

                  Electronic Retailing Systems International, Inc. Condensed Consolidated Statement of Operations
                  (in thousands, except per share amounts)
                         (Unaudited)

                              Three Months Ended     Six Months Ended
                                 June 30,
June 30,
                              1996      1995         1996        1995
Revenues
  Product Sales                  $     1,251     $        358         $
2,299      $        853
  Maintenance                              175               39
348                   70
    Total revenues                      1,426              397
2,647                 923

Cost of goods sold
  Product Sales                         1,282             728
2,526            1,295
  Maintenance                              245            116
445                 242
    Total cost of goods sold                    1,527                844
2,971            1,537

Gross profit (loss)                              (101)
(447)                     (324)         (614)

Operating expenses
  Selling, general and administrative (including
    amounts to related parties of $10 and $20
    during the three months ended June 30, 1996
    and 1995 and $19 and $40 during the
    six months ended June 30, 1996 and 1995)           1,746
1,594                   3,431        3,239
  Research and development                       251                 807
564            1,704
  Depreciation and amortization              40             27
82           54
  Stock option compensation                  11             27
22            54
    Total operating expenses                  2,048        2,455
4,099          5,051

  Loss from operations                (2,149)        (2,902)
(4,423)      (5,665)

Other income (expenses)
  Interest income                           16             10
50          29
  Interest expense                         (99)           (89)
(186)          (137)
  Gain on short-term investments                -                  -
- -              5
    Total other income (expenses)                  (83)
(79)                    (136)     (103)

  Net loss                       $   (2,232)     $  (2,981)   $  (4,559)
$(5,768)
                              =======   ======       ====== ======
Earnings per Share

  Weighted average common shares outstanding         11,796      11,746
11,782      11,737
                              =======   ======       ====== ======
  Net loss per common share             $    (0.19)  $    (0.25)      $
(0.41)     $  (0.49)
                              =======   ======       ====== ======

                  See accompanying notes to condensed consolidated financial statements

                   Electronic Retailing Systems International,
Inc.
                  Condensed Consolidated Statement of Cash Flows
                         (in thousands)
                         (Unaudited)

                                          Six Months Ended
                                                  June 30,
                                            1996          1995
Net Cash Flows Used in Operating Activities:
  Net loss                                $   (4,559)       $
(5,768)
  Other adjustments to reconcile net loss to net cash
     used in operating activities                        884
918

        Cash used in operating activities            (3,675)
(4,850)

Cash Flows from Investing Activities:
  Capital expenditures                           (145)
(225)
  Capitalized software costs                            (394)
- -
  Proceeds from sales of short-term investments
- -            1,027

        Cash provided by (used in) investing activities
(539)              802

Cash Flows from Financing Activities:
  Net proceeds from issuance of long term note           1,650
1,050
  Net proceeds from line of credit                    -
2,500
  Other financing activities                         1
- -

        Cash provided by financing activities           1,651
3,550

        Net decrease in cash and cash equivalents
(2,563)         (498)

Cash and cash equivalents at beginning of period        3,210
1,131

Cash and cash equivalents at end of period                  $
647      $   633
                                       ======       =====

                         See accompanying notes to condensed
consolidated financial statements

        Electronic Retailing Systems International, Inc.
      Notes to Condensed Consolidated Financial Statements
                          June 30, 1996
                           (Unaudited)


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

     In  the  opinion  of management,  the  accompanying
     unaudited    condensed    consolidated    financial
     statements  include all adjustments, consisting  of
     normal recurring accruals, considered necessary for
     a  fair  presentation of the results of the interim
     periods.  Operating results for the three  and  six
     month   periods  ended  June  30,  1996   are   not
     necessarily  indicative  of  the  results   to   be
     expected  for  the  full year ending  December  31,
     1996.    The   accompanying   unaudited   condensed
     consolidated financial statements should be read in
     conjunction   with   the   consolidated   financial
     statements  and  notes thereto for the  year  ended
     December 31, 1995, included in the Company's Annual
     Report on Form 10-K for the year ended December 31, 1995.

     Net loss per common share is computed using the weighted average number of common shares and common share equivalents assumed to be outstanding during the period. Common share equivalents consist of the Company's common shares issuable upon exercise of stock options and stock purchase warrants. The computation of net loss per common share does not reflect common share equivalents that are anti-dilutive.

        Electronic Retailing Systems International, Inc.
      Notes to Condensed Consolidated Financial Statements
                          June 30, 1996
                           (Unaudited)


     Cash  and  cash  eqivalents at June  30,  1996  and
     December 31, 1995 include deposits of approximately
     $75,000   and  $440,000,  respectively,   held   as
     interest bearing collateral for irrevocable letters
     of  credit  of the same amounts relating to  future
     inventory  purchases.   Such   letters  of   credit
     expire on various dates through 1996.

Note 3- Inventories:

     Inventories  are  stated  at  the  lower  of   cost
     (determined  on  a first in, first  out  basis)  or
     market value.  Inventories at June 30, 1996 consist
     of   $645,000   of  materials  and   supplies   and
     $1,116,000  of  finished  goods.   Inventories   at
     December   31,  1995  consisted  of   $674,000   of
     materials  and supplies and $1,200,000 of  finished
     goods.    Inventories   in   excess   of   expected
     requirements due to new product introductions or product enhancements are expensed currently.

Note 4- Adoption of New Accounting Standard:

     ERS  has  adopted Statement of Financial Accounting
     Standards   No.  123  "Accounting  for  Stock-Based
     Compensation"  ("FAS 123").  FAS  123  indicates  a
     preference  for  a  fair  value  based  method   of
     accounting  for employee stock options, but  allows
     for  continuation  of  the  intrinsic  value  based
     method  under  Accounting Principles Board  Opinion
     No.  15 "Accounting for Stock Issued to Employees".
     The  Company has chosen to continue its use of  the
     intrinsic  value  based method of  accounting,  but
     will    present   required   financial    statement
     disclosures it its Annual Report on Form 10-K for the year ending December 31, 1996.

Note 5 - Subsequent Event:

     On   July  11,  1996,  the  Company  completed  the
     offshore   public  offering  of  an  aggregate   of
     4,963,500  shares  of its common  stock,  $.01  par
     value   ("Common   Stock"),  in   accordance   with
     Regulation S under the Securities Act of 1933,  and
     the    contemporaneous   private    placement    to
     subscribers,  including  certain  members  of   the
     Company's   Board   of    Directors   and     their
     affiliates, of an aggregate of 911,657 shares of Common Stock. Net proceeds from these transactions were approximately $12.0 million.

        Electronic Retailing Systems International, Inc.
      Notes to Condensed Consolidated Financial Statements
                          June 30, 1996
                           (Unaudited)


     In   connection  with  the  completion   of   these
     transactions,  holders of the  Company's  Series  A
     Cumulative Convertible Preferred Stock,  $1.00  par
     value,  converted their shares, in accordance  with
     their  terms, into an aggregate of 3,138,900 shares
     of   Common   Stock,  in  exchange   for   payments
     aggregating $235,000.

        ELECTRONIC RETAILING SYSTEMS INTERNATIONAL, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Since its inception in April 1990, the Company has been engaged primarily in the development, design, market testing and sale of its electronic shelf labeling system. The Company has concentrated on the design, development, marketing and sale of the ERS ShelfNet(tm) system (the "ERS ShelfNet System"). The Company subcontracts to third parties the manufacture and assembly of the components comprising the ERS ShelfNet System and, subject to the oversight of the Company, the installation of its components. In addition, the Company engages unaffiliated parties to augment its internal development resources and to assist it in the continued development of the ERS ShelfNet System. Since inception, the Company has generated aggregate revenues of $10,198,000, and has incurred a cumulative net loss of approximately $52,281,000, excluding non-cash charges in the amount of $8,622,000 for stock option compensation expense.

The market for electronic shelf labeling systems, which were first introduced in the mid-1980's, is in the development stage and market acceptance of and demand for these systems are subject to a high level of uncertainty. The Company's success will depend upon the rate at and extent to which supermarket chains choose to install electronic shelf labeling systems throughout their stores. The initial acceptance and rate of installation by supermarket chains may be affected by numerous factors beyond the Company's control, including the customer's assessment of the benefits of and the need for electronic shelf labeling systems and the customer's available capital resources.

The   Company's   revenues  and  operating   results   may   vary
significantly from quarter to quarter as a result of various factors including the timing of customer orders and system shipments and installations.


Results of Operations

Revenues. During the three month period ended June 30, 1996, the Company's total revenues were $1,426,000 compared to $397,000 in the corresponding quarter in 1995. Revenues for the six months ended June 30, 1996 were $2,647,000, compared to $923,000 for the corresponding period in 1995. The increase in revenues is primarily attributable to greater product sales in the first and second quarter of 1996, including software license fees in the second quarter. For the first half of 1996 and 1995, product sales were to five customers and three customers, respectively, within the supermarket industry.

Cost of goods sold. Cost of goods sold consists of the cost of hardware components of the ERS ShelfNet System, system installation costs, depreciation of tools and dies owned by the Company and utilized in the manufacturing of hardware components, amortization of capitalized software costs, warranty and maintenance costs, freight and inventory obsolescence.

Cost of goods sold was $1,527,000 for the three months ended June 30, 1996, compared to $844,000 for the three months ended June
30, 1995. Cost of goods sold for the six months ended June 30, 1996 and 1995 were $2,971,000 and $1,537,000, respectively. Cost of goods sold for the three and six months ended June 30, 1996 included warranty and maintenance expenses of $245,000 and $445,000, respectively, compared to $116,000 and $242,000 in the corresponding 1995 periods. The increase in warranty and maintenance costs reflects the growing installation base for the ERS ShelfNet System. The Company anticipates that system enhancements implemented in 1995 and 1996 will further decrease future warranty and maintenance expenses per installation and, in the future, that the cost of goods sold will decrease as a percentage of revenues as a result of higher manufacturing volumes of its components and as the installation process is improved.


Selling, General and Administrative. Selling, general and administrative costs consist of personnel costs associated with selling and administrative staff, overhead, market research and development, and customer service personnel. Selling, general and administrative costs were $1,746,000 for the three month ended June 30, 1996, an increase of 10%, compared to $1,594,000 for the second quarter of 1995. For the six month ended June 30, 1996, selling, general and administrative costs were $3,431,000, an increase of 6%, compared to $3,239,000 in the corresponding period in 1995.

Research and Development. Total research and development expenses were $251,000 for the three month period ended June 30, 1996 compared to $807,000 for the same period in 1995. For the six months ended June 30, 1996, total research and development expenses were $564,000 compared to $1,704,000 for the corresponding period in the previous year. Expenses incurred in the development of the hardware components of the ERS ShelfNet System decreased to $244,000 and $549,000 for the three month and six month periods ended June 30, 1996, respectively, from $446,000 and $956,000 for the same periods in 1995, which reflected reduced payments to third parties for development activities. For the three and six month periods ended June 30, 1996, the Company capitalized $171,000 and $394,000, respectively, of product development costs that will be amortized over the shorter of the estimated useful life of the related software product or process or three years. There were no such amounts capitalized in the three and six month periods ended June 30, 1995.

Stock Option Compensation. The Company recorded $11,000 and $22,000 in non-cash compensation expense for the three and six month periods ended June 30, 1996 compared to $27,000 and $54,000, respectively, for the corresponding periods in 1995. Non-cash compensation expense results from the Company's issuance of stock options to its employees at exercise prices below the fair market value at date of grant and is recognized as expense over the employees' respective service periods.

Interest Income. Interest income increased to $16,000 and $50,000 for the three and six month periods ended June 30, 1996, respectively, compared to $10,000 and $29,000, respectively, for the same periods in 1995, due to increased cash and cash equivalents available for investment.

Interest Expense. Interest expense for the three and six month periods ended June 30, 1996 was $99,000 and $186,000, respectively, compared to $89,000 and $137,000 for the corresponding periods in 1995. Interest expense in 1996 represents interest on amounts borrowed from the Connecticut Development Authority ("CDA") and, in 1995, on amounts borrowed from the CDA and a revolving credit facility with certain members of the Board of Directors and their affiliates.

Income Taxes. The Company has incurred net losses since inception which have generated net operating loss carry forwards of approximately $40 million for federal and state income tax purposes, which are available to offset future taxable income and expire through the years to 2010 for federal income tax purposes. These losses are subject to limitation on future year's utilization should certain ownership changes occur. The offshore public offering and related transactions described in Note 5 to the Notes to Condensed Consolidated Financial Statements may result in certain limitations on future year's utilization.

In consideration of the Company's accumulated losses through June 30, 1996 and the uncertainty of its ability to utilize any future tax benefits resulting from these losses, the impact of this potential tax benefit has been eliminated in the Company's condensed consolidated financial statements.



Liquidity and Capital Resources

As of June 30, 1996, the Company had net working capital of $2,190,000, reflecting cash and cash equivalents of $647,000, compared to net working capital of $5,283,000, reflecting cash and cash equivalents of $3,210,000 at December 31, 1995. The decrease in net working capital and in cash and cash equivalents resulted from the funding of the Company's operations during the first half of 1996. Net cash used in operations was $3,675,000 for the six months ended June 30, 1996, compared to net cash of $4,850,000 used in operating activities in the corresponding 1995 period.

On July 11, 1996, the Company completed: (i) the offshore public offering (the "Regulation S Transaction") of an aggregate of 4,963,500 shares of its common stock, $.01 par value (the "Common Stock"), in accordance with Regulation S under the Securities Act of 1933, as a result of which the Company received gross proceeds of approximately $11.2 million, and (ii) the contemporaneous private placement (the "Private Placement") of an aggregate of 911,657 shares of Common Stock to subscribers, including certain members of the Company's Board of Directors and their affiliates, as a result of which the Company received gross proceeds of approximately $2.1 million.

In connection with completion of such transactions, holders of all 125,556 outstanding shares of the Company's Series A Cumulative, Convertible Preferred Stock, $1.00 par value (the
"Preferred Stock"), converted their shares, in accordance with their terms, into an aggregate of 3,138,900 shares of Common Stock, in exchange for payments aggregating $235,000 (the
"Preferred  Stock  Payments").   Following  completion  of   such
transactions, including the issuance of 218,957 shares (the "Commission Shares") of Common Stock as commissions in the Regulation S Transaction, the Company had outstanding 21,033,062 shares of Common Stock.

The aggregate net proceeds to the Company in such transactions were in the estimated amount of approximately $12.0 million (approximately $10.2 million in the Regulation S Transaction, and approximately $2.0 million in the Private Placement, in the aggregate net of the Preferred Stock Payments). Net expenses do not reflect non-cash expenses represented by the Commission Shares but reflect finder's fees in the amount of $199,000, which were applied to the acquisition of shares in the Regulation S Transaction. As of June 30, 1996, giving pro forma effect to the Regulation S Transaction and the Private Placement (as if completed on such date), the Company would have had net working capital of $14,147,000, reflecting cash and cash equivalents of $12,604,000.

The Company borrowed the remaining $1,650,000 under its facility with the CDA during the first quarter of 1996. The aggregate of $5,000,000 of indebtedness is repayable five years after the August 1994 closing on such facility and is convertible to shares of Common Stock, through August 12, 1997 at an adjusted conversion price calculated at $3.00 plus the average market price of the Common Stock during the eighteen months prior to conversion and thereafter at $3.00 plus the average market price of the Common Stock during the twelve months prior to conversion. At closing, the CDA acquired five-year warrants to purchase 699,724 shares (as adjusted) of Common Stock, exercisable at an adjusted price through August 12, 1997 calculated as $2.58 plus the average market price of the Common Stock during the eighteen months prior to exercise, and thereafter as $2.58 plus the average market price of the Common Stock during the twelve months prior to exercise. Under its arrangements with the CDA, the Company will be obligated to comply with certain covenants (some of which remain in effect for up to ten years from closing), covering such matters as maintaining a presence in Connecticut. In the event of specified changes in control of the Company and prepayment of its note, the Company has rights to repurchase such warrants and shares at the fair market value thereof (calculated pursuant to such arrangements), and thereby extinguish such covenants.

The Company's capital expenditures were $145,000 and $225,000 for the six months ended June 30, 1996 and 1995, respectively. The Company anticipates that such capital expenditures will approximate $400,000 in 1996. In the first half of 1996, the Company also capitalized $394,000 of product development costs. There were no such costs capitalized in the corresponding 1995 period.

To date, the Company has not generated positive cash flow from operations, and has historically funded its operations primarily through loans from its stockholders, the sale of interests in an affiliated partnership, its initial public offering consummated in 1993, its arrangements with the CDA, and the sale of Preferred Stock to members of the Company's Board of Directors and their affiliates. The Company will utilize the proceeds from the Regulation S Transaction and the Private Placement as working capital for general corporate purposes. The Company believes that its current resources will be sufficient to fund the Company's working capital requirements through 1997. The Company has no current arrangements with respect to, or sources of, any additional financing, and there can be no assurance that any such additional financing will be available if required.

      Electronic Retailing Systems International, Inc.

                        Form 10-Q

                Part II-Other Information


 PART II.  Other Information

 Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

               The  exhibits  filed  or  incorporated   by
               reference as part of this Quarterly Report on Form 10-Q are listed on the attached
               Index to Exhibits.

         (b)  Current Reports on Form 8-K

               During the quarter ended June 30, 1996, the
               Company filed a Current Report on Form  8-K
               dated  June 24, 1996 reporting, under "Item
               5.  Other Events." thereunder the Company's
               proposed  Regulations  S  Transaction   and
               Private Placement.  No financial statements
               were   included  with  such  report.    The
               Company also filed a Current Report on Form
               8-K  dated July 11, 1996 addressing,  under
               "Item 5. Other Events." thereunder, the closing on July 11, 1996 of the Regulation
               S  Transaction  and the Private  Placement.
               The Company filed an unaudited pro forma balance sheet as and at May 31, 1996, giving effect to such transactions, as an exhibit to such report.

                           Signatures


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                   ELECTRONIC RETAILING SYSTEMS
                   INTERNATIONAL, INC.





     8/13/96        s/ Bruce F. Failing, Jr.
     --------       ---------------------------
     Date           Bruce F. Failing, Jr.
                   President and Chief Executive Officer






     8/13/96        s/ William B. Fischer
     --------       ---------------------
     Date           William B. Fischer
                   Vice President, Finance
                   (principal financial and
                     accounting officer)

      Electronic Retailing Systems International, Inc.

         Form 10-Q for the Three Months Ended June 30, 1996

                    Index to Exhibits

   Exhibit Number       Document Description
        3 (i)      Certificate    of    Incorporation,    as
                    amended, of the Company (incorporated by
                    reference to Exhibit 5(b) to the Current
                    Report on Form 8-K dated July 11, 1996)

                   10 (a)Placing Agreement dated July 5, 1996 between the Compa
                    ny     and     Henderson     Crosthwaite
                    Institutional      Brokers       Limited
                    (incorporated by reference to Exhibit  5
                    (c)  to  the Current Report on Form  8-K
                    dated July 11, 1996)

                   10 (b)Agreement with Respect to U.S. Securities Laws dated J uly  2,  1996  between the  Company  and
                    Henderson    Crosthwaite   Institutional
                    Brokers    Limited    incorporated    by
                    reference  to  Exhibit  5  (d)  to   the
                    Current  Report on Form 8-K  dated  July
                    11, 1996)

                   10 (c)Forms of Subscription Agreement accepted July 5, 1996
                    by    the   Company   (incorporated   by
                    reference  to  Exhibit  5  (f)  to   the
                    Current  Report on Form 8-K  dated  July
                    11, 1996)

                   10 (d)Registration Rights Agreement dated July 11, 1996 betw een  the  Company  and  the  subscribers
                    parties    thereto   (incorporated    by
                    reference  to  Exhibit  5  (g)  to   the
                    Current  Report on Form 8-K  dated  July
                    11, 1996)

                   11           Computation of Net Loss Per Common Share

                   27Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and is not filed.
