Form 10-Q
period 1996-09-30
ELECTRONIC RETAILING SYSTEMS INTERNATIONAL INC
filed 1996-11-13
CIK 898747

=================================================================

                            FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

       X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     -----         OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1996

                              OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from           to
                                        -----------  -----------

                    Commission file number 0-21456

             ELECTRONIC RETAILING SYSTEMS INTERNATIONAL, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

     Delaware                                    06-1361276
     ---------------------                   -------------------
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)          Identification No.)

                             372 Danbury Road
                         Wilton, Connecticut  06897
     ----------------------------------------------------------
     (Address of principal executive offices, including zip code)

                         (203) 761-7900
     ---------------------------------------------------------
        (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES    X         NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                       Outstanding at November 11, 1996
--------------------             --------------------------------
Common Stock, $.01 par value              21,034,195 shares

==================================================================

     Electronic Retailing Systems International, Inc.

                    Form 10-Q

                    Contents

                                                       Page Number
PART I. Financial Information

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheet--
            September 30, 1996 and December 31, 1995        3

          Condensed Consolidated Statement of
            Operations--Three and Nine Months Ended
            September 30, 1996 and 1995                     4

          Condensed Consolidated Statement of
            Cash Flows--Nine Months Ended September 30,
            1996 and 1995                                   5

          Notes to Condensed Consolidated Financial
            Statements                                      6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations     8


PART II. Other Information

Item 6.   Exhibits and Reports on Form 8-K                  12

SIGNATURES                                                  13

INDEX TO EXHIBITS                                           14

               Electronic Retailing Systems International, Inc.
                     Condensed Consolidated Balance Sheet
               (in thousands except per share and share amounts)

<CAPTIONS>
                                                September 30,
  December 31,
                                                      1996
     1995
                                                -------------
  ------------

(Unaudited)
Assets

Current assets

      Cash and cash equivalents                 $     9,651
$     3,210
      Accounts receivable                             1,611
     1,356
      Inventories                                     1,505
     1,874
      Prepayments and other current assets              206
       609
                                                -----------
-----------
            Total current assets                     12,973
     7,049
                                                -----------
-----------
Equipment                                             2,292
     2,047
      Accumulated depreciation                       (1,683)
    (1,365)
                                                -----------
-----------
      Net equipment                                     609
       682
                                                -----------
-----------
Other non-current assets                                883
       585
                                                -----------
-----------
Total assets                                    $    14,465
$     8,316
                                                ===========
===========
Liabilities and Stockholders' Equity
Current liabilities
      Accounts payable and accrued expenses     $       882
$     1,766
                                                -----------
-----------
            Total current liabilities                   882
     1,766
                                                -----------
-----------
Long-term debt                                        4,987
     3,335
                                                -----------
-----------
Commitments                                               -
         -
                                                -----------
-----------
Stockholders' equity
      Preferred stock, undesignated
       (par value $1.00 per share;
       2,000,000 and 1,860,000 shares
       authorized, none outstanding)
      Series A Cumulative Convertible
       Preferred Stock (no shares and
       140,000 shares authorized; no shares
       and 123,246 shares issued and out-
       standing in 1996 and 1995)                          -
       123
      Common stock (par value $0.01 per
       share; 25,000,000 shares authorized;
       21,034,195 and 11,748,232 shares
       issued and outstanding in 1996 and 1995)         210
       117
      Additional paid-in capital                     50,644
    38,474
      Accumulated deficit                           (42,258)
   (35,499)
                                                -----------
-----------
            Total stockholders' equity                8,596
     3,215
                                                -----------
-----------
Total liabilities and stockholders' equity      $    14,465
$     8,316
                                                ===========
===========

See accompanying notes to condensed consolidated financial statements

               Electronic Retailing Systems International, Inc.
                Condensed Consolidated Statement of Operations
                  (in thousands, except per share amounts)
                                  (Unaudited)

<CAPTIONS>
                                          Three Months Ended
Nine Months Ended
                                            September 30,
 September 30,
                                          1996        1995
1996        1995
                                          ----        ----
----        ----
Revenues

      Product Sales                       $ 1,376     $   865
$ 3,675     $ 1,718
      Maintenance                             247         115
   595         185
                                          -------     -------
-------     -------
            Total revenues                  1,623         980
 4,270       1,903

Cost of goods sold
      Product Sales                         1,429       1,087
 3,955       2,382
      Maintenance                             273         139
   718         381
                                          -------     -------
-------     -------
            Total cost of goods sold        1,702       1,226
 4,673       2,763
                                          -------     -------
-------     -------
      Gross profit (loss)                     (79)       (246)
  (403)      (860)
                                          -------     -------
-------     -------
Operating expenses
      Selling, general and admini-
       strative (including amounts to
       related parties of $9 and $46
       during the three months ended
       September 30, 1996 and 1995 and
       $28 and $85 during the nine months
       ended September 30, 1996 and 1995)   1,649       1,805
 5,080       5,044
      Research and development                222         390
   786       2,094
      Depreciation and amortization            41          27
   123          81
      Stock option compensation                10          26
    32          80
                                          -------     -------
-------     -------
            Total operating expenses        1,922       2,248
 6,021       7,299
                                          -------     -------
-------     -------
      Loss from operations                 (2,001)     (2,494)
(6,424)     (8,159)
                                          -------     -------
-------     -------
Other income (expenses)
      Interest income                         129          53
   179          82
      Interest expense (including
       amounts to related parties of
       $19 and $52 during the three
       and nine months ended September
       30, 1995)                              (97)        (86)
  (283)       (223)
      Gain on short-term investments            -           -
     -           5
                                          -------     -------
-------     -------
      Total other income (expenses)            32         (33)
  (104)       (136)
                                          -------     -------
-------     -------
      Net loss                            $(1,969)    $(2,527)
$(6,528)    $(8,295)
                                          =======     =======
=======     =======
Earnings per share
      Average common shares
       outstanding                         20,301      11,747
14,652      11,741
                                          =======     =======
=======     =======
      Loss per share (before non-cash
       benefit from preferred stock
       conversion)                        $ (0.10)    $ (0.23)
$ (0.46)    $ (0.72)
                                          =======     =======
=======     =======
      Earnings (loss) per share           $  0.16     $ (0.23)
$ (0.10)    $ (0.72)
                                          =======     =======
=======     =======

See accompanying notes to condensed consolidated
           financial statements

                  Electronic Retailing Systems International, Inc.
                   Condensed Consolidated Statement of Cash Flows
                                   (in thousands)
                                     (Unaudited)

<CAPTIONS>
                                                            Nine
Months Ended

September 30,
                                                            1996
     1995
                                                            ----
     ----
Net Cash Flows Used in Operating Activities:

      Net loss                                              $
(6,528)   $ (8,295)
      Other adjustments to reconcile net loss
       to net cash used in operating activities
201          42

--------    --------
            Cash used in operating activities
(6,327)     (8,253)

--------    --------
Cash Flows from Investing Activities:
      Capital expenditures
(245)       (287)
      Capitalized product development costs
(513)        (78)
      Proceeds from sales of short-term investments
-       1,027

--------    --------
            Cash (used in) provided by investing
             activities
(758)        662

--------    --------
Cash Flows from Financing Activities:
      Net proceeds from issuance of common stock
12,111           -
      Net proceeds from issuance of long term note
1,650       1,350
      Payment upon conversion of preferred stock
(235)          -
      Net proceeds from issuance of preferred stock
-      10,585

--------    --------
            Cash provided by financing activities
13,526      11,935

--------    --------
            Net increase in cash and cash equivalents
6,441       4,344

--------    --------
Cash and cash equivalents at beginning of period
3,210       1,131

--------    --------
Cash and cash equivalents at end of period                  $
9,651    $  5,475

========    ========










       See accompanying notes to condensed consolidated financial statements

        Electronic Retailing Systems International, Inc.
      Notes to Condensed Consolidated Financial Statements
                       September 30, 1996
                           (Unaudited)

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

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year ending December 31, 1996. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1995, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     Earnings (loss) per common share is computed using the weighted average number of common shares and common share equivalents assumed to be outstanding during the period. Common share equivalents consist of the Company's common shares issuable upon exercise of stock options and stock purchase warrants. The computation of earnings (loss) per common share does not reflect common share equivalents that are anti-dilutive. (See Note 5).

     Cash and cash equivalents at December 31, 1995 include deposits of approximately $440,000 held as interest bearing collateral for irrevocable letters of credit of the same amounts relating to future inventory purchases.

        Electronic Retailing Systems International, Inc.
      Notes to Condensed Consolidated Financial Statements
                       September 30, 1996
                           (Unaudited)
Note 3- Inventories:

     Inventories are stated at the lower of cost (determined on a first in, first out basis) or market value. Inventories at September 30, 1996 consist of $622,000 of materials and supplies and $883,000 of finished goods. Inventories at December 31, 1995 consisted of $674,000 of materials and supplies and $1,200,000 of finished goods. Inventories in excess of expected requirements due to new product introductions or product enhancements are expensed currently.

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

Note 5 - Common Stock Offering:

     On July 11, 1996, the Company completed the offshore public offering of an aggregate of 4,963,500 shares of its common stock, $.01 par value ("Common Stock"), in accordance with Regulation S under the Securities Act of 1933, and the contemporaneous private placement to subscribers, including certain members of the Company's Board of Directors and their affiliates, of an aggregate of 911,657 shares of Common Stock. Net proceeds from these transactions were approximately $12 million.

     In connection with the completion of these transactions, holders of the Company's Series A Cumulative Convertible Preferred Stock, $1.00 par value, ("Preferred Stock") converted their shares, in accordance with their terms, into an aggregate of 3,138,900 shares of Common Stock, in exchange for payments aggregating $235,000.

     Pursuant to U.S. generally accepted accounting principles, the excess of the carrying value of Preferred Stock over the fair value of Common Stock issued upon conversion is reflected as an adjustment of $5,258,000 to earnings available to common stockholders in the computation of 1996 per share amounts. Net loss for the third quarter and nine-month periods in 1996 was $.10 and $.46 per common share, respectively, before giving effect to adjustments arising from the non cash benefit upon conversion to Common Stock.

        ELECTRONIC RETAILING SYSTEMS INTERNATIONAL, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

Overview

Since its inception in April 1990, the Company has been engaged primarily in the development, design, market testing and sale of its electronic shelf labeling system. The Company has concentrated on the design, development, marketing and sale of the ERS ShelfNet(R) system (the "ERS ShelfNet System"). The Company subcontracts to third parties the manufacture and assembly of the components comprising the ERS ShelfNet System and, subject to the oversight of the Company, the installation of its components. In addition, the Company engages unaffiliated parties to augment its internal development resources and to assist it in the continued development of the ERS ShelfNet System. Since inception, the Company has generated aggregate revenues of $11,821,000, and has incurred a cumulative net loss of approximately $54,240,000, excluding non-cash charges in the amount of $8,632,000 for stock option compensation expense.

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

Results of Operations

Revenues. During the three month period ended September 30, 1996, the Company's total revenues were $1,623,000 compared to $980,000 in the corresponding quarter in 1995. Revenues for the nine months ended September 30, 1996 were $4,270,000 compared to $1,903,000 for the corresponding period in 1995. The increase in revenues is primarily attributable to greater product sales in 1996, including software license fees in the second quarter. For the first nine months of 1996 and 1995, product sales were to five customers within the supermarket industry.

Cost of goods sold. Cost of goods sold consists of the cost of hardware components of the ERS ShelfNet System, system installation costs, depreciation of tools and dies owned by the Company and utilized in the manufacturing of hardware components, amortization of capitalized software costs, warranty and maintenance costs, freight and inventory obsolescence.

Cost of goods sold was $1,702,000 for the three months ended September 30, 1996, compared to $1,226,000 for the three months ended September 30, 1995. Cost of goods sold for the nine months ended September 30, 1996 and 1995 were $4,673,000 and $2,763,000, respectively. Cost of goods sold for the three and nine months ended September 30, 1996 included warranty and maintenance expenses of $273,000 and $718,000, respectively, compared to $139,000 and $381,000 in the corresponding 1995 periods. The increase in warranty and maintenance costs reflects the growing installation base for the ERS ShelfNet System. The Company anticipates that system enhancements implemented in 1995 and 1996 will further decrease future warranty and maintenance expenses per installation and, in the future, that the cost of goods sold will decrease as a percentage of revenues as a result of higher manufacturing volumes of its components and as the installation process is improved.

Selling, General and Administrative. Selling, general and administrative costs consist of personnel costs associated with selling and administrative staff, overhead, market research and development, and customer service personnel. Selling, general and administrative costs were $1,649,000 for the three months ended September 30, 1996, a decrease of 9%, compared to $1,805,000 for the third quarter of 1995. For the nine months ended September 30, 1996, selling, general and administrative costs were $5,080,000, an increase of less than 1%, compared to $5,044,000 in the corresponding period in 1995.

Research and Development. Total research and development expenses were $222,000 for the three month period ended September 30, 1996 compared to $390,000 for the same period in 1995. For the nine months ended September 30, 1996, total research and development expenses were $786,000 compared to $2,094,000 for the corresponding period in the previous year. Expenses incurred in the development of the hardware components of the ERS ShelfNet System decreased to $214,000 and $763,000 for the three month and nine month periods ended September 30, 1996, respectively, from $233,000 and $1,189,000 for the same periods in 1995, which reflected reduced payments to third parties for development activities. For the three and nine month periods ended September 30, 1996, the Company capitalized $119,000 and $513,000, respectively, of product development costs that will be amortized over the shorter of the estimated useful life of the related software product or process or three years. For the three and nine month periods ended September 30, 1995, the Company capitalized $78,000 of product development costs.

Stock Option Compensation. The Company recorded $10,000 and $32,000 in non-cash compensation expense for the three and nine month periods ended September 30, 1996 compared to $26,000 and $80,000, respectively, for the corresponding periods in 1995. Non-cash compensation expense results from the Company's issuance of stock options to its employees at exercise prices below the fair market value at date of grant and is recognized as expense over the employees' respective service periods.

Interest Income. Interest income increased to $129,000 and $179,000 for the three and nine month periods ended September 30, 1996, respectively, compared to $53,000 and $82,000, respectively, for the same periods in 1995, due to increased cash and cash equivalents available for investment.

Interest Expense. Interest expense for the three and nine month periods ended September 30, 1996 was $97,000 and $283,000, respectively, compared to $86,000 and $223,000 for the corresponding periods in 1995. Interest expense in 1996 represents interest on amounts borrowed from the Connecticut Development Authority ("CDA") and, in 1995, on amounts borrowed from the CDA and a revolving credit facility with certain members of the Board of Directors and their affiliates.

Income Taxes. The Company has incurred net losses since inception which have generated net operating loss carry forwards of approximately $42 million for federal and state income tax purposes, which are available to offset future taxable income and expire through the years to 2010 for federal income tax purposes. These losses are subject to limitation on future year's utilization should certain ownership changes occur. The offshore public offering and related transactions described in Note 5 to the Notes to the Condensed Consolidated Financial Statements may result in certain limitations on future year's utilization.

In consideration of the Company's accumulated losses through September 30, 1996 and the uncertainty of its ability to utilize any future tax benefits resulting from these losses, the impact of this potential tax benefit has been eliminated in the Company's condensed consolidated financial statements.

Liquidity and Capital Resources

As of September 30, 1996, the Company had net working capital of $12,091,000, reflecting cash and cash equivalents of $9,651,000 compared to net working capital of $5,283,000, reflecting cash and cash equivalents of $3,210,000 at December 31, 1995. The increase in net working capital and in cash and cash equivalents resulted primarily from the offshore public offering and contemporaneous private placement of Common Stock in July 1996. Net cash used in operations was $6,327,000 for the nine months ended September 30, 1996, compared to net cash of $8,253,000 used in operating activities in the corresponding 1995 period.

On July 11, 1996, the Company completed: (i) the offshore public offering (the "Regulation S Transaction") of an aggregate of 4,963,500 shares of its Common Stock, in accordance with Regulation S under the Securities Act of 1933, as a result of which the Company received gross proceeds of approximately $11.2 million, and
(ii) the contemporaneous private placement (the "Private Placement") of an aggregate of 911,657 shares of Common Stock to subscribers, including certain members of the Company's Board of Directors and their affiliates, as a result of which the Company received gross proceeds of approximately $2.1 million.

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

The aggregate net proceeds to the Company in such transactions were in the estimated amount of approximately $12 million (approximately $10.2 million in the Regulation S Transaction, and approximately $2.0 million in the Private Placement, in the aggregate net of the Preferred Stock Payments). Net expenses do not reflect non-cash expenses represented by the Commission Shares but reflect finder's fees in the amount of $199,000, which were applied to the acquisition of shares in the Regulation S Transaction. In accordance with generally accepted accounting principles, the Company recorded a non-cash benefit from the Preferred Stock conversion in the computation of 1996 per share amounts in the amount of the excess of the carrying value of the Preferred Stock over the fair value of Common Stock issued upon conversion.

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

The Company's capital expenditures were $245,000 and $287,000 for the nine months ended September 30, 1996 and 1995, respectively. The Company anticipates that such capital expenditures will approximate $400,000 in 1996. For the nine months ended September 30, 1996 and 1995, the Company also capitalized $513,000 and $78,000, respectively, of product development costs.

The Company has continued its discussions with H.E. Butt Grocery Co. ("HEB") regarding a new arrangement that will extend beyond the expiration of its current agreement with HEB on November 15, 1996 but has not entered into any such additional arrangement. The Stop & Shop Supermarket Company ("Stop & Shop") has received 20 systems under its arrangements with the Company, and the Company is engaged in discussions with Stop & Shop with respect to the replacement of its current arrangement with Stop & Shop insofar as relating to additional system installations, so as to accommodate next generation system improvements.

To date, the Company has not generated positive cash flow from operations, and has historically funded its operations primarily through loans from its stockholders, the sale of interests in an affiliated partnership, its initial public offering consummated in 1993, its arrangements with the CDA, the sale of Preferred Stock to members of the Company's Board of Directors and their affiliates, the Regulation S Transaction and the Private Placement. The Company believes that its current resources will be sufficient to fund the Company's working capital requirements through 1997. Although the Company has no current arrangements with respect to, or sources of, any additional financing, and there can be no assurance that any such additional financing will be available if required, the Company continues actively to explore, evaluate and have discussions with respect to alternatives for raising additional capital, and the Company may consider an offering of shares of Common Stock or convertible or other debt. The Company has not reached any determination with respect to the size or nature of any such offering or whether any such offering will be undertaken, and there can be no assurance that any such offering will be made.

        Electronic Retailing Systems International, Inc.

                            Form 10-Q

                    Part II-Other Information


PART II.  Other Information

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          The exhibits filed or incorporated by reference as part of this Quarterly Report on Form 10-Q are listed on the attached Index to Exhibits.

     (b)  Current Reports on Form 8-K

          During the quarter ended September 30, 1996, the Company filed a Current Report on Form 8-K dated July 11, 1996 addressing, under "Item 5. Other Events." thereunder, the closing on July 11, 1996 of the Regulation S Transaction and the Private Placement. The Company filed an unaudited pro forma balance sheet as and at May 31, 1996, giving effect to such transactions, as an exhibit to such report.

                           Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         ELECTRONIC RETAILING SYSTEMS
                           INTERNATIONAL, INC.





11/11/96                 s/Bruce F. Failing, Jr.
-------------            --------------------------------------
Date                     Bruce F. Failing, Jr.
                         President and Chief Executive Officer



11/11/96                 s/William B. Fischer
--------------           --------------------------------------
Date                     William B. Fischer
                         Vice President, Finance
                         (principal financial and accounting
                          officer)

        Electronic Retailing Systems International, Inc.

     Form 10-Q for the Three Months Ended September 30, 1996

                        Index to Exhibits



Exhibit Number                Document Description
--------------                --------------------

    3.2                  By-Laws of the Company

    11                   Computation of Earnings (Loss)
                         Per Common Shares

    27                   Financial Data Schedule, which is
                          submitted electronically to the
                          Securities and Exchange Commission
                          for information only and is not filed