Form 10-Q/A
period 1996-09-30
ELECTRONIC RETAILING SYSTEMS INTERNATIONAL INC
filed 1996-12-17
CIK 898747

==================================================================

                              FORM 10-Q/A
                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

        X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      -----         OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1996

                                OR

      ____  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from            to
                                          ----------    -----------

                  Commission file number 0-21456
                                             -------

                    ELECTRONIC RETAILING SYSTEMS
                        INTERNATIONAL, INC.
       (Exact name of registrant as specified in its charter)

      Delaware                                  06-1361276
      --------                                  ----------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                  Identification No.)

                        372 Danbury Road
                    Wilton, Connecticut  06897
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

            YES    X            NO
                -------                 -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                     Outstanding at November 11, 1996
-------------------------        --------------------------------
Common Stock, $.01 par value                    21,034,195 shares
==================================================================

                                  AMENDMENT NO. 1


      The undersigned hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, as set forth in the pages attached hereto:

      Part I.     Financial Information.

      Item 1.     Financial Statements.

                  Condensed Consolidated Statement of
                  Operations - Three and Nine Months
                  Ended September 30, 1996 and 1995

                  Note 2 to Notes to Condensed
                  Consolidated Financial Statements

                  Note 5 to Notes to Condensed
                  Consolidated Financial Statements

      Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations -
                  Liquidity and Capital Resources

      INDEX TO EXHIBITS


                  Exhibit 11 -      Computation of Net Loss
                                    Per Common Share

                  Exhibit 27 -      Financial Data Schedule,
                                    which is submitted
                                    electronically to the
                                    Securities and Exchange
                                    Commission for
                                    information only and is
                                    not filed

               Electronic Retailing Systems International, Inc.
                Condensed Consolidated Statement of Operations
                   (in thousands, except per share amounts)
                                  (Unaudited)

<CAPTIONS>
                                          Three Months Ended      Nine Months Ended
                                            September 30,           September 30,
                                          1996        1995        1996        1995
                                          ----        ----        ----        ----
Revenues
      Product Sales                       $ 1,376     $   865     $ 3,675     $ 1,718
      Maintenance                             247         115         595         185
                                          -------     -------     -------     -------
            Total revenues                  1,623         980       4,270       1,903

Cost of goods sold
      Product Sales                         1,429       1,087       3,955       2,382
      Maintenance                             273         139         718         381
                                          -------     -------     -------     -------
            Total cost of goods sold        1,702       1,226       4,673       2,763
                                          -------     -------     -------     -------
      Gross profit (loss)                     (79)       (246)       (403)      (860)
                                          -------     -------     -------     -------
Operating expenses
      Selling, general and admini-
       strative (including amounts to
       related parties of $9 and $46
       during the three months ended
       September 30, 1996 and 1995 and
       $28 and $85 during the nine months
       ended September 30, 1996 and 1995)   1,649       1,805       5,080       5,044
      Research and development                222         390         786       2,094
      Depreciation and amortization            41          27         123          81
      Stock option compensation                10          26          32          80
                                          -------     -------     -------     -------
            Total operating expenses        1,922       2,248       6,021       7,299
                                          -------     -------     -------     -------
      Loss from operations                 (2,001)     (2,494)     (6,424)     (8,159)
                                          -------     -------     -------     -------
Other income (expenses)
      Interest income                         129          53         179          82
      Interest expense (including
       amounts to related parties of
       $19 and $52 during the three
       and nine months ended September
       30, 1995)                              (97)        (86)       (283)       (223)
      Gain on short-term investments            -           -           -           5
                                          -------     -------     -------     -------
      Total other income (expenses)            32         (33)       (104)       (136)
                                          -------     -------     -------     -------
      Net loss                            $(1,969)    $(2,527)    $(6,528)    $(8,295)
                                          =======     =======     =======     =======
Earnings per share
      Weighted average common shares
       outstanding                         19,930      11,747      14,528      11,741
                                          =======     =======     =======     =======
      Net Loss per common share           $ (0.10)    $ (0.23)    $ (0.47)    $ (0.72)
                                          =======     =======     =======     =======

    See accompanying notes to condensed consolidated financial statements

Part I.     Financial Information-Item 1. Financial
            Statements-Note 2-Basis of Presentation

      The third paragraph contained under Note 2 to the Notes to Condensed Consolidated Financial Statements is hereby amended to read as follows:

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

Part I.     Financial Information-Item 1. Financial
            Statements-Note 5-Common Stock Offering

      The third paragraph contained under Note 5 of the Notes to Condensed Consolidated Financial Statements is hereby deleted.

Part I. Financial Information-Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources

      The fourth paragraph contained under the caption "Liquidity and Capital Resources" is hereby amended to read as follows:

            The aggregate net proceeds to the Company in such transactions were in the estimated amount of approximately $12 million (approximately $10.2 million in the Regulation S Transaction, and approximately $2.0 million in the Private Placement, in the aggregate net of the Preferred Stock Payments). Net expenses do not reflect non-cash expenses represented by the Commission Shares but reflect finder's fees in the amount of $199,000, which were applied to the acquisition of shares in the Regulation S Transaction.

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                              ELECTRONIC RETAILING SYSTEMS
                               INTERNATIONAL, INC.



December 17, 1996             s/Bruce F. Failing, Jr.
-----------------             -----------------------------------
Date                          Bruce F. Failing, Jr.
                              President and Chief Executive Officer



December 17, 1996             s/William B. Fischer
-----------------             -----------------------------------
Date                          William B. Fischer
                              Vice President, Finance
                              (principal financial and accounting
                               officer)

                               Index to Exhibits


Exhibit Number                Document Description
--------------                --------------------

11                            Computation of Net Loss Per Common Share

27                            Financial Data Schedule, which is
                              submitted electronically to the
                              Securities and Exchange Commission for
                              information only and is not filed.