Form 10-K
period 1996-12-31
ELECTRONIC RETAILING SYSTEMS INTERNATIONAL INC
filed 1997-03-27
CIK 898747

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                        FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                    Commission file
    December 31, 1996                        number 0-21456
-------------------------                    ----------------

                    ELECTRONIC RETAILING SYSTEMS INTERNATIONAL, INC.
                    ------------------------------------------------
                 (Exact name of registrant as specified in its charter)

         Delaware                                 06-1361276
------------------------------               -------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

           372 Danbury Road
           Wilton, Connecticut                  06897
----------------------------------------     -----------
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code: 203-761-7900
                                                    ------------
Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----
Securities registered pursuant to Section 12(g) of the Act:

                              Common Stock, $.01 par value
                              ----------------------------
                                    (Title of class)

          Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes    X           No
                                -------           -------
                 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K. [   ]

          State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, as of a specified date within 60 days prior to the date of filing.

Aggregate market value as of March 15, 1997.....$41,315,305


                 Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

                 Common Stock, $.01 par value,
                   as of March 15, 1997 . . . . . . . . . . .21,068,206 shares


                           DOCUMENTS INCORPORATED BY REFERENCE

                 List hereunder the documents, all or portions of which are incorporated by reference herein, and the part of the Form 10-K into which the document is incorporated: Proxy Statement to be filed with respect to the 1997 Annual Meeting of Stockholders-Part
III.

                                         PART I
ITEM 1.  BUSINESS

General

           Electronic Retailing Systems International, Inc. (the "Company" or "ERS") develops and provides electronic shelf label ("ESL") systems designed to allow supermarket chains and other retailers to increase productivity, reduce labor costs and improve management information systems. The Company is the leading provider in the United States of ESL systems, based on management's estimates of installed ESL systems. The ERS ShelfNet(R) system (the "ERS ShelfNet System") has been designed as a productivity enhancing center store automation system, which replaces paper price tags on retail shelves with electronic liquid crystal display units and provides a suite of applications to enhance a retailer's pricing, inventory, shelf management, merchandising and promotional activities. The ERS ShelfNet System is comprised of proprietary hardware and software that electronically link a store's shelves to its point-of-sale ("POS") systems and central computer.

           The ERS ShelfNet System functions as a local area network, utilizing open systems networking architecture driven by the Company's software and communications hardware, which are designed to interface with other store and vendor applications. Each ESL is a miniature data transceiver that is capable of storing, receiving and returning alphanumeric messages. An ERS store-based local area network has up to 20,000 individual ESLs connected to a central server. The ERS ShelfNet System is designed to allow retailers to:

           . Implement price changes almost instantaneously from the store's central computer or directly from corporate or regional headquarters;

           . Ensure pricing integrity by accurately displaying and monitoring product prices;

           . Streamline stock monitoring activities to reduce lost sales resulting from the failure to properly stock items;

           . Increase the speed and accuracy of placing product displays and promotional material by reducing and simplifying the tasks required of store employees; and

           . Audit inventory more efficiently and improve computerized inventory ordering systems.

ERS believes these features enable retailers to reduce labor costs, increase productivity and pricing accuracy, and improve inventory management, thereby raising such retailers' gross margins and lowering their operating costs in the highly competitive U.S. retailing market.

           As of December 31, 1996, the ERS ShelfNet System was installed in 64 U.S. retail stores, including stores owned by such leading supermarket chains as The Vons Companies, Inc. ("Vons"), Stop &
Shop Supermarket Company ("Stop & Shop"), H.E. Butt Grocery Co.
("HEB"), Big Y Foods, Inc. ("Big Y"), Shaw's Supermarkets, Inc.
("Shaw's"), Lucky Stores, Inc. ("Lucky"), The Great Atlantic &
Pacific Tea Company, Inc. and K Mart Corporation, and one supermarket owned by the Overwaitea Food Group Division of Great
Pacific Industries, Ltd. (the "Overwaitea Food Group"). The
Company's customers include five of the 15 largest supermarket chains in the United States. The Company estimates that, as of December 31, 1996, of the approximately 29,800 supermarkets in the United States, approximately 120 stores were operating ESL systems.

           The Company was incorporated in February 1993 to serve as a holding company for the business and assets of Electronic Retailing Systems International, Inc. (the "Principal Subsidiary"), which was incorporated in Connecticut in 1990, and ERS Associates Limited Partnership (the "Partnership"), which was organized in Connecticut in 1992 in order to continue the business and hold the principal assets of the Principal Subsidiary. The combination of the Company, the Principal Subsidiary and the Partnership effected immediately prior to the closing of the Company's initial public offering (the "Initial Public Offering") of common stock, $.01 par value ("Common Stock"), in May 1993, is herein referred to as the "Combination". Unless the context otherwise requires, references herein to the "Company" refer to Electronic Retailing Systems International,
Inc., a Delaware corporation, and its subsidiaries and, with respect to operations prior to the Combination, its predecessors. References to historical financial information of the Company prior to the date of the Combination refer to the historical financial information of the Principal Subsidiary.

           This Annual Report on Form 10-K contains various forward looking statements and information that are based on information currently available to management and management's beliefs and assumptions. When used in this document, the words "anticipate", "designed to", "estimate", "believes", "plans", and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are subject to risks and uncertainties, and the Company's actual results may vary materially from those anticipated, estimated or projected due to a number of factors, including, without limitation, the timely availability and acceptance of new products, the rate of development of the emerging market for ESL systems, the impact of competitive products and pricing, the management of growth, and other factors set forth in reports and other documents filed by the Company with the Securities and Exchange Commission from time to time.

Recent Developments

           In December 1996, ERS announced that (i) it will launch a new marketing and pricing program designed to facilitate rapid market acceptance and installation of the ERS ShelfNet System and (ii) it planned in the first quarter of 1997 to introduce a new generation

ERS ShelfNet System that provides spread spectrum microwave transmission of data directly to wireless ESLs. The Company expects that implementation of these initiatives will reduce the cost of installing and maintaining the ERS ShelfNet System. In addition, in December 1996 ERS signed its first non-binding letter of intent (the "Letter of Intent") providing for installation of the ERS ShelfNet System in approximately 60 supermarkets beginning in 1997, and is continuing its efforts to procure additional letters of intent. The Letter of Intent is, and all such additional arrangements will be, subject to numerous conditions, including the negotiation and execution of definitive contract terms.

New Marketing and Pricing Program

           The Company historically has marketed the ERS ShelfNet System for sale, at prices generally in excess of $100,000 per store. The purchase of an ESL system from the Company has therefore represented a significant capital expenditure for retailers. The
Company now intends also to offer the ERS ShelfNet System on a fee based arrangement called "Save-As-You-Go" (the "SayGo Plan") whereby the Company will own the system and, with no upfront cash cost to the retailer, furnish the system to retailers (generally for a period of up to five years), who will pay monthly fees to the Company based primarily on their actual usage of the system. The
Company believes that the SayGo Plan will accelerate market acceptance of the ERS ShelfNet System.

           Management estimates that, under the SayGo Plan, the annual cost savings and benefits realized by its anticipated supermarket customers using the ERS ShelfNet System could substantially exceed the anticipated annual cost to the customer for the new generation system proposed by ERS. For example, management estimates, based on studies conducted in collaboration with the Company's current customers, that cost savings and benefits to a supermarket with 15,000 ESLs that changes 2,500 to 4,500 prices per week could, under the Company's proposed SayGo Plan, provide an annual net contribution per store ranging from approximately $40,000 to approximately $240,000 through the anticipated level of usage of the applications afforded by the ERS ShelfNet System. However, there can be no assurance that any such cost savings or benefits will be realized by any customer.

           Enhancement of the ERS ShelfNet System

           In December 1996, the Company announced its plan to introduce the new generation ERS ShelfNet System, providing spread spectrum microwave transmission of data directly to wireless ESLs. The enhanced ERS ShelfNet System is designed to provide additional flexibility and convenience to customers by expanding potential coverage by the Company's ESLs to the entire store and allowing the retailer to change store placement of the ESLs more easily. The
Company believes that the cost of installing and maintaining its wireless ESLs will be lower than that of its current ESL system, which requires the wiring of store aisles.

           Letters of Intent

           In December 1996, ERS signed its first non-binding Letter of Intent providing for installation of the ERS ShelfNet System in approximately 60 supermarkets beginning in 1997, and is continuing its efforts to procure additional letters of intent. The Letter of Intent is, and all such additional arrangements will be, subject to numerous conditions, including negotiation and execution of definitive contract terms. See "Marketing and Sales" below for a description of the terms to be proposed initially by the Company.

           Securities Offerings

           In July 1996, the Company raised approximately $12 million in net proceeds pursuant to an offshore public offering of shares of Common Stock in accordance with Regulation S under the Securities
Act of 1933 (the "Securities Act") and the contemporaneous private placement of Common Stock to subscribers, including members of the Board of Directors and their affiliates. In January 1997, the Company raised approximately $95 million in net proceeds as a result of the private sale (the "Private Placement") of 147,312 units (the "Units"), each consisting of 13-1/4% Senior Discount
Notes due 2004 with a principal amount at maturity of $1,000 (the
"Senior Discount Notes") and one warrant (collectively, the "1997
Warrants") to purchase 17.23 shares of Common Stock.

Business Strategy

           The Company's strategy is to achieve increasing recurring revenue through greater market penetration of the ERS ShelfNet System. The Company intends: (i) to focus its initial marketing efforts under the SayGo Plan on the supermarket sector of the retail industry; (ii) to continue to reduce the manufacturing costs of the system to increase the Company's profitability; and (iii) to continue to enhance, develop and support value-added applications of the ERS ShelfNet System.

           . SayGo Plan. The Company believes that its SayGo Plan will facilitate more rapid market acceptance of the ERS ShelfNet System because it does not require an initial cash investment by the customer. The Company intends to use the proceeds from the Private Placement to install the ERS ShelfNet System in supermarkets under the SayGo Plan.

           . Initial Focus on Supermarket Sector. The Company intends initially to focus its marketing efforts on the supermarket sector because of the Company's established relationships with supermarket chains and because of the Company's belief that supermarket operators generally are more receptive than other retailers to utilizing technology to reduce operating costs and improve productivity. The Company estimates that, as of December 31, 1996, of the approximately 29,800 supermarkets in the

                 United States, approximately 120 stores were operating ESL systems.

           . Reduce Manufacturing Costs. The Company intends to continue its efforts to reduce the cost of manufacturing its wireless ESLs through the application of established chip manufacturing techniques to the ESL's integrated circuit, the integration of various components in the ESL and the achievement of significant economies of scale expected as a result of the higher manufacturing volumes the Company believes will arise from the implementation of the SayGo Plan.

           . Value-Added Applications. In order to increase the appeal of the Company's system to prospective customers (by increasing the level of potential cost savings) and to encourage existing customers to adopt the new generation system and to install additional systems, the Company intends to develop additional productivity enhancing applications for the ERS ShelfNet System.

Retail Industry Overview

           The Company's target market consists of retailers that stock a large number of stockkeeping units ("SKUs"), operate in highly competitive environments, have relatively low margins and change prices frequently. Such retailers include supermarkets, discount mass merchandisers, chain drug stores and convenience stores. The Company believes that such retailers generally seek automated solutions to reduce labor costs and improve efficiencies in operations. The approximate number of supermarkets, discount mass merchandisers, chain drug stores and convenience stores in the United States is set forth in the table below. The table does not include the European market, where the aggregate number of comparable stores is greater than in the United States.

                 Type of Store                 Number of Stores
           Supermarkets. . . . . . . . .              29,800
           Discount mass merchandisers .               9,455
           Chain drug stores . . . . . .              20,366
           Convenience stores. . . . . .              56,000
                                                     -------
              Total . . . . . . . . . . .            115,621
                                                     =======

Source:  Progressive Grocer Annual Report, April 1996; MMR Annual
         Report, April 29, 1996.

      The Company believes that many of its target retailers are capital constrained and have compared potential investments in the ERS ShelfNet System to alternative capital expenditures. Such alternative uses of capital include purchasing additional stores, remodeling and refurbishing existing stores, making acquisitions and investing in technology, including ESL systems. The Company's SayGo Plan is designed to eliminate a retailer's upfront cash cost to install the ERS ShelfNet System, instead assessing charges largely for services the retailer actually uses. Thus, the ERS ShelfNet System will constitute an operating expense (that the Company estimates to be more than offset by cost savings and benefits) rather than a capital expenditure for retailers, allowing retailers to conserve capital for other projects while also choosing to install the ERS ShelfNet System.

Supermarket Sector

      The supermarket sector is mature, intensely competitive and tends to have margins that are among the lowest in the retailing industry. The Company estimates that an average supermarket stocks approximately 19,500 SKUs, most of which are available at competitive stores, and runs frequent promotions with respect to many of these items. As a result, a supermarket's success depends in large part on the efficiency of its operations, which in turn affects its ability to offer competitive prices and maintain acceptable operating margins. Supermarkets are under constant pressure to reduce costs, manage inventory more effectively and offer competitive prices.

      Historically, supermarkets have been among the first retailers to adopt technologies designed to reduce labor and other costs, improve operations and enhance customer service. For example, POS scanners were first introduced in the supermarket sector and have achieved the greatest level of market penetration there. While fewer than 15 supermarkets in the United States had POS scanners in 1974, by 1995 approximately 95% of all chain supermarket stores and approximately 80% of independent supermarket stores had installed POS scanners. POS systems have enabled retailers to reduce labor costs, improve pricing integrity and increase efficiency while also providing additional applications such as electronic funds transfer and computerized inventory management. The Company believes that supermarkets and other retailers will more quickly adopt other technological innovations as a result of their experience with POS scanners. As a result, and because of the Company's established relationships with supermarket chains and its installed base of ERS ShelfNet Systems in supermarkets, the Company intends to continue to focus its marketing efforts in the supermarket sector.

Challenges Facing Retailers That Affect the Company

      The Company has designed the ERS ShelfNet System to address retailer productivity, labor costs, merchandising and competitive market share issues, as summarized below:

      Manual Price Changes

      Although POS systems have enabled supermarkets to achieve efficiencies at the "front end" of the store, the center of the typical store has not been automated and remains labor intensive.

The Company estimates that an average supermarket carries approximately 19,500 SKUs and changes approximately 2,500 prices per week at the shelf with newly printed paper labels. These price changes require numerous manual steps resulting in (i) significant labor costs and (ii) delays in implementing price changes following special promotions or increases in wholesale costs, both of which adversely affect supermarket profitability.

      Pricing Integrity

      In addition to being labor intensive and time-consuming, manual implementation of price changes also is more susceptible to pricing inaccuracy. Stores with inaccurate prices risk customer dissatisfaction as well as fines and penalties levied by governmental agencies. According to Supermarket News, February 5, 1996, over 90% of supermarket executives surveyed rate the issue of pricing verification as extremely or highly important. As a result, supermarket operators incur significant expense in auditing pricing integrity and correcting pricing inaccuracies.

      Merchandising Management

      Supermarkets actively promote products at the shelf with a variety of merchandising materials such as "hangers" or "bibs", which are affixed to the shelf or a product's price label and alert consumers to pricing or promotional activities. Supermarkets install and remove bibs manually, with employees generally walking the aisle and checking promotional items against a printed list arranged according to the shelfset schematics (called "planograms"). The Company believes using such a printed list is an unnecessarily time-consuming, inaccurate and costly process.

      Replenishment/Inventory Management

      Supermarkets lose sales (and their corresponding margins) when products are inadvertently missing from designated planogrammed shelves, often due to lost or damaged paper labels. In addition, damaged and handwritten paper labels result in increased order entry errors, which increases both out-of-stocks (resulting in lost sales) and labor costs associated with the product ordering process.

      Shelfset Management

      Typically, supermarkets carefully develop planograms for the management of products and product categories in the stores, on the belief that products perform best in the aggregate when arranged on shelves in the quantities and with the facings prescribed by the planogram. When paper labels are lost, damaged or moved, deviations from the planogram occur, resulting in a higher incidence of out-of-stock items, loss of sales of potentially high margin items, continued stocking of discontinued or unauthorized products, and increased time and labor associated with new cut-ins to a shelfset that differ from the planogram.

ERS ShelfNet Applications

      The ERS ShelfNet System has been designed (i) to replace paper price tags on retail shelves with electronic liquid crystal display units, and (ii) to provide a suite of applications to address the challenges to retailers of manual price changes, pricing integrity, merchandising management, replenishment/inventory management and shelfset management. The ERS ShelfNet System's applications are designed to include Instant Response Pricing to eliminate manual price changes, Integrated Electronic Pricing to ensure pricing integrity, Quick Point of Purchase (QuickPop(R)) Merchandising to reduce the cost of changing merchandising materials, AccuStock(TM)) to facilitate inventory replenishment and ShelfSet Audit to provide for efficient shelf set management.

Retail Challenge           ERS Solution
Manual Price
 Changes.                  Instant Response Pricing. The ERS ShelfNet
                           System allows retailers to implement price
                           changes almost instantaneously from the
                           store's central computer or directly from
                           corporate or regional headquarters, which
                           the Company believes facilitates
                           significant labor savings from manual
                           implementation of price changes. In
                           addition, electronic price changes are
                           significantly faster to implement, which
                           the Company believes leads to increased
                           margins as prices may be increased
                           promptly following special promotions or
                           increases in wholesale prices.

Pricing Integrity.         Integrated Electronic Pricing. The ERS
                           ShelfNet System electronically links a
                           store's POS systems and its ESLs,
                           virtually eliminating discrepancies
                           between prices displayed on the store
                           shelves and prices charged at checkout.
                           This assurance of pricing integrity
                           permits retailers to reduce or eliminate
                           manual pricing audits and fines paid to
                           governmental entities for pricing
                           inaccuracies. In addition, such pricing
                           accuracy can result in fewer price checks
                           and errors at checkout, can result in
                           faster checkout times, improved cashier
                           productivity and increased customer
                           satisfaction.


Merchandising
 Management.               QuickP.O.P. The ERS ShelfNet System's
                           QuickP.O.P. application is designed to
                           increase the speed and accuracy of placing
                           product displays and promotional material
                           by displaying a signal on the ESLs of
                           products that require the addition or
                           removal of merchandising bibs or hangers.
                           This is intended to eliminate the time-
                           consuming and potentially inaccurate
                           manual process of checking promotional
                           items against a printed list arranged
                           according to the planogram.

Replenishment/
 Inventory
 Management.               AccuStock. The ERS ShelfNet System's
                           AccuStock application is designed to allow
                           authorized store personnel to change ESLs
                           from a price display to an out-of-stock
                           message. This procedure replaces the
                           current system of noting out-of-stocks
                           manually, with the use of a label scanner,
                           which requires follow-up by the store
                           employee. AccuStock facilitates simple
                           notation of out-of-stocks during normal
                           stocking procedures, with the system
                           automatically generating an out-of-stock
                           report that can be resolved quickly by
                           store management. In addition, the display
                           of an out-of-stock message, rather than
                           removal of a paper label, holds the shelf
                           placement for the missing product,
                           increasing planogram integrity.

Shelfset Management.       ShelfSet Audit. The ERS ShelfNet System is
                           designed to maintain shelfsets more
                           easily, because the ESLs stay locked in
                           place and cannot be moved back and forth
                           as can paper tags. In addition, the ESL is
                           designed to display product facing
                           information and section, shelf, and bay
                           locations for simple, more accurate and
                           less paper-intensive planogram
                           implementations or changes. These features
                           are intended to reduce labor associated
                           with shelfset management and stocking and
                           increase planogram compliance and
                           monitoring.


Management estimates that, under the SayGo Plan, the cost savings and benefits to its anticipated supermarket customers using the ERS ShelfNet System (including the full suite of its applications at the anticipated level of usage) could provide an annual net contribution per store ranging from approximately $40,000 to approximately $240,000. See "Recent Developments-New Marketing and Pricing Program" above.

The ERS ShelfNet System

      The Company's ESL system replaces paper price tags on retail shelves with liquid crystal display labels and transmits pricing and other information to and from the shelf edge. The Company's new generation system permits the transmission of data directly to wireless ESLs.

      Each ERS ShelfNet System generally consists of 10,000 to
20,000 ESLs and the necessary communication and support infrastructure to link the ESLs with the store's central computer and POS systems. The Company's new generation system consists of the following components:

      Electronic Shelf Label

      Each ESL is a mini data transceiver contained in a plastic case, which displays price and other information by means of a wide-angle view liquid crystal display window. The ESL is also able to display pricing and other promotional information for the consumer and inventory and reorder information for store employees, and is equipped with two buttons designed to allow store staff to interact with the store computers from the ESL on the shelf. The Company offers four different sizes and types of ESLs for use in different applications, such as SKUs for coolers and freezers. The Company's currently installed ESLs are powered through the rails to which they are connected, whereas the wireless ESLs are powered by long-life batteries.

      Spread Spectrum Wireless Network

      Communication to the ESLs is managed by a high frequency, real-time communication system that uses spread spectrum technology. Active cell antennae in the store ceiling send and receive signals to and from wireless ESLs in their respective coverage areas. The cells form a radio frequency infrastructure in which multiple, non-overlapping cells may be active simultaneously, while overlapping cells synchronize their transmissions, permitting spectrum re-use. The redundancy of transmission provided by ERS' spread spectrum network helps to eliminate interference problems and to ensure that complete information is clearly communicated.

      Communication Hub

      The local area network's communication hub, located in the store's back office area, has two functions: (i) the hub distributes signals to the ESLs through computerized information processors which relay information to active cell antennae in the store ceiling and from the antennae to the individual product ESLs located on the shelf and (ii) the hub receives information from the information processors which has been relayed by the antennae in the ceiling after receipt from the ESLs located on the shelf.

      System Controller

      The system controller is a personal computer or the existing in-store processor, also located in the store's back office area, which is linked directly to the store's electronic POS system. The system software resides in the system controller, and allows the same pricing data that is incorporated into the POS system to be used with the ERS ShelfNet System simultaneously. The system controller communicates the pricing or other data directly to and from the communication hub. The system controller is designed to receive information from the store's corporate or regional headquarters (such as product price or promotional information) and to communicate data to such headquarters (such as product order information).

      Software System

      The Company's ESL system is designed to be compatible with electronic POS scanning systems and is compatible with systems provided by the three major, worldwide suppliers of POS systems, IBM, NCR, and Fujitsu-ICL. The Company's system may also be interfaced with major store operating systems, such as OS/2, Windows NT and Unix. Because the "intelligence" of the ERS ShelfNet System is located in the system controller and not the individual ESLs, the Company is able to incorporate new functions into its system by upgrading software without replacing any hardware.

      The Company's system can be linked to an in-store laser printer capable of printing paper overlays for ESLs, paper labels for non-electronic shelves and other promotional items. The Company furnishes its customers with specific procedures and guidelines for each application which show store managers how to utilize the ERS system and software tools, and a data collection and analysis format to document productivity increases and to monitor ongoing improvements in store operations.

Marketing and Sales

      General

      The Company historically has marketed its ERS ShelfNet System for sale, at prices generally in excess of $100,000 per store, a significant capital expenditure for retailers. The Company now intends also to market the ERS ShelfNet System under its SayGo Plan, whereby the Company will own the system and, with no upfront cash cost to the retailer, furnish the system to retailers who will pay monthly fees to the Company based largely on their actual usage of the system.

      The Company will continue to focus its marketing efforts on major national and regional supermarket chains. The Company believes that each supermarket chain will typically choose a single supplier of ESL systems to maximize chainwide efficiency. Therefore, the Company's marketing strategy is to make installations in a small number of stores in each of the largest supermarket chains in North America and then to build upon such installations by installing systems through the rest of the chain's stores. In response to retailing trends, the Company has also increased its marketing efforts to mass merchandisers.

      Based upon its experience to date, the Company expects that the adoption process for the ERS ShelfNet System will occur in four successive phases, as follows:

      . Detailed review of store procedures and systems and documentation of expected cost savings and benefits;

      . Agreement for multi-store adoption of the ERS ShelfNet System subject to design, installation and implementation of a single store evaluation system and concurrent design of integration plans, operating procedures and training programs for broader use by the retailer;

      . Installation of the first group of stores within a chain, defined by a geographic or merchandising region, to establish final chain-wide operating procedures; and

      .     Chain-wide commercial rollout.

      SayGo Agreements

      In December 1996, the Company signed its first non-binding Letter of Intent providing for installation of the ERS ShelfNet System under the SayGo Plan, and is continuing its efforts to procure additional letters of intent. The Letter of Intent is, and all such additional arrangements will be, subject to numerous conditions, including negotiation and execution of definitive contract terms.

      Under the terms proposed by the Company, the Company will own the ERS ShelfNet System and furnish the system to qualified customers, identified by the Company as those retailers who meet minimum requirements with respect to price change potential per store and number of ESLs ordered. The Company's contract with such customers will provide for: (i) a fixed rate charge per ESL per month and (ii) a base rate charge per ESL price change, less volume discounts. Charges will be billed to the customer on a monthly basis. In addition to such amounts, the Company will collect transaction fees for usage of each value added application.

      The Company's proposals will allow the customer to terminate the program and return the Company's system at any time after the first twelve months. The customer's fees will cease upon termination, except for agreed upon amounts in certain circumstances.

      Organization

      The Company currently markets its products directly to major retail chains through a marketing and sales force. The Company's marketing and sales personnel have significant retail experience, including experience in the POS system and local area network industries. The Company's marketing staff works with existing and potential customers to define their needs for ESL systems and to coordinate their implementation of the ERS ShelfNet System. The Company exhibits its system at major trade shows worldwide and produces and distributes promotional materials to increase market awareness of the Company's system. In addition, the Company will continue to investigate the feasibility of marketing its system through indirect channels such as value added resellers and distributors.

      Collaborative Development

      The Company has collaborated with supermarket retailers and suppliers of in-store wireless networks, printing services, merchandise planning systems and other retail systems providers in order to develop a better understanding of customer needs and to offer comprehensive customer solutions. The Company will continue to pursue such efforts and will seek strategic partners to assist the Company in the broad market adoption and roll-out of the Company's new generation system.

Customers

      As of December 31, 1996, the ERS ShelfNet System was installed in 64 U.S. retail stores, including those owned by such leading supermarket chains as Vons, Stop & Shop, HEB, Big Y, Shaw's, Lucky, The Great Atlantic & Pacific Tea Company, Inc., and K Mart Corporation, and one supermarket owned by the Overwaitea Food Group in Canada. The Company's customers include five of the 15 largest supermarket chains in the United States.

      In June 1996, the Company obtained a sub-contract from NCR under NCR's prime contract to upgrade POS systems at U.S. military commissaries, subject to receipt of purchase orders by the Company from NCR. Pursuant to such arrangements, NCR has delivered an order for a software license covering the installation of the ERS ShelfNet System.

      During the year ended December 31, 1994, HEB and Vons accounted for 14% and 67%, respectively, of the Company's consolidated revenues; during the year ended December 31, 1995, HEB, Vons and Shaw's accounted for 30%, 27% and 26%, respectively, of the Company's consolidated revenues; and during the year ended December 31, 1996, Stop & Shop, Big Y and Shaw's accounted for 46%, 20% and 13%, respectively, of the Company's consolidated revenues.

Installation and Customer Service

      The ERS ShelfNet System is designed to be installed in a store without disrupting normal store operations. In connection with the introduction of its new generation system, the Company intends to use a team comprised of one Company employee and two sub-contracted installers to install communications infrastructure and software and, if rail strips are also ordered by the customer, up to an additional five sub-contracted installers to install such hardware. The ESLs generally will be programmed by the customer or at the Company's facilities and shipped to the site where they will be installed by the customer.

      The Company's customer service group is staffed with employees experienced in POS and other retail systems. The Company's SayGo Plan will commit the Company to a standard maintenance contract, at no additional charge, with extended maintenance services available at additional charges to the customer.

Manufacturing

      The Company utilizes third parties to manufacture and assemble the components comprising the ERS ShelfNet System. The Company's ESLs currently incorporate a microprocessor which is supplied solely by Sanyo. However, the Company believes that other suppliers could produce equivalent microprocessors within approximately four months. The Company's policy is to maintain an inventory of microprocessors sufficient to meet substantially all of its requirements during any such period. The Company intends to evaluate, from time to time, establishing relationships with other manufacturers of microprocessors to provide a second source of supply for its ESLs.

      The Company intends to maintain its practice of utilizing manufacturing subcontractors, and has a supply arrangement with Surface Mount Technology Ltd., of Hong Kong, for the assembly of ESLs. The Company also continues to utilize Modulus, Inc. as a domestic source for the assembly of its ESLs. The Company has not experienced interruptions or delays in the manufacture or assembly of its systems, and believes that alternative sources of system components are readily available.

Engineering and Development

      The Company's principal engineering and development efforts have been conducted through software and hardware development groups located at its facilities in Connecticut and Massachusetts. These groups focus on improvements to current technology and also on new applications of existing technology. The Company's engineering staff also generates the functional specifications and development schedules for each of the Company's customers. The Company has also from time to time engaged third parties to design hardware components based upon requirements or specifications developed by the Company, and entered into arrangements with hardware and software developers to augment the Company's internal activities in the area of long-term product development. The

Company's arrangements with such developers are typically subject to termination by the Company without penalty, and continuation of such arrangements will in each case depend upon the satisfactory achievement by such developers of specified milestones or other satisfactory performance by them.

      During the years ended December 31, 1994, 1995 and 1996, the Company incurred expenses for research and development activities of, respectively, $2,571,000, $2,491,000 and $1,117,000. During the
years ended December 31, 1995 and December 31, 1996, the Company capitalized an aggregate of $475,000 and $592,000, respectively, in costs of internal labor and outside services associated with product development. No such amounts were capitalized during the year ended December 31, 1994.

Intellectual Property

      The Company has aggressively pursued an intellectual property rights strategy to protect its product developments. The Company's policy is to file patent applications to protect its technology, inventions and improvements that are important to the development of its business, and to seek copyright protection with respect to its software. The Company also relies upon trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain its competitive position.

      The Company holds twelve United States patents and has eight additional United States patent applications pending, and eleven foreign patent applications pending. The Company also has other applications under preparation and intends to continue to file patent applications on its novel products and systems. Certain of these patents and patent applications are directed to salient features of the Company's ESL system, in particular relating to the ESL and associated hardware, and the communications network linking the components of the system.

      The Company's wholly-owned subsidiary, Amacrine International, Inc. ("Amacrine"), is entitled to use, and to grant sublicenses with respect to, certain patents directed to an alphanumeric display module and radio frequency communications system, which Amacrine designed and developed for Telepanel Systems Inc. ("Telepanel") under a technical services agreement which existed between such companies. The Company has become aware of certain statements made by Telepanel, which the Company believes are without merit, regarding whether Telepanel is entitled to a sublicense fee in respect of such patents.

      The Company attempts to protect certain computer software and service applications through the use of copyright and trade secret law. The Company relies on non-disclosure agreements with its employees, customers, consultants, and strategic partners.

      Although the Company believes that patents and other intellectual property rights are important to its business, there can be no assurance that patents will issue from any applications therefor, or if patents issue, that the claims allowed will be of adequate scope to protect the Company's technology or that issued patents or other technology rights will not be challenged or invalidated. The Company's business could be adversely affected by increased competition in the event that any patent granted to it is adjudicated to be invalid or is inadequate in scope to protect the Company's operations, or if any of the Company's other arrangements related to technology are breached or violated.

      In 1993 in connection with the settlement of certain litigation, the Company was granted a limited non-exclusive license in the United States, Canada, the United Kingdom, Australia, Japan and Germany covering certain United States and foreign patents, of which Telepanel is the exclusive licensee, in consideration of a $700,000 payment made by the Company to Telepanel. During 1994, the United States patent underlying Telepanel's patent rights applicable to such license expired.

      Although the Company believes that its products and technology do not infringe intellectual property rights of others, there can be no assurance that third parties will not assert infringement claims in the future or that such claims will not be successful. Furthermore, the Company could incur substantial costs in defending itself in patent infringement suits brought by others and in prosecuting suits against patent infringers.

Competition

      The Company believes that the only ESL system suppliers offering a product currently competing with the Company's system in the United States are Telepanel, Pricer and, recently, NCR. Telepanel has publicly reported the existence of an arrangement with IBM whereby IBM may market the Telepanel system. See "Intellectual Property" above for a description of the settlement in 1993 of certain patent litigation between the Company and Telepanel. The Company believes NCR also has developed and is testing an ESL system in the United States. Outside of the United States, in addition to Pricer, the Company expects to compete with a number of companies with ESL systems under development.

      The emerging ESL system market is characterized by rapid technological advances and evolving industry standards, and the Company may be subject to a high degree of potential competition with additional companies which may attempt to develop or market competing ESL systems. In the future, the Company may face competition from vendors of POS systems, or scanner manufacturers which offer products related to POS systems, who may elect to enter the market for ESL systems. The ERS ShelfNet System is also subject to competition from vendors selling traditional paper labeling methods, as well as providers of hand-held portable data terminals.

      The principal competitive factors in the Company's business are product functionality, price/performance and reliability. The
Company believes that it competes favorably on each of these factors.

Employees

      As of December 31, 1996, the Company had 62 full-time employees, consisting of 26 engaged in engineering and development and manufacturing support, 12 in marketing and sales activities, 18 in customer services and six in general administrative and executive functions. At such date, the Company had an additional 27 part-time employees, engaged primarily in customer service functions. The Company does not have a collective bargaining agreement with any of its employees and considers its relationship with its employees to be excellent.

Government Regulation

      Accuracy in pricing on the part of supermarkets has been an objective of state and local regulation. At least 18 states currently have laws or regulations requiring some form of "unit pricing" (which require prices and price per measure to be displayed at the shelf), and at least nine states (and other local jurisdictions) have laws requiring "item pricing" (which require the marking of prices on individual consumer packages for some or all products in the retail store). The existence of item pricing laws applicable to any of the Company's intended customers increases such customers' costs of providing price information to consumers and may decrease or eliminate some of the potential benefits of implementation of the ERS ShelfNet System. In some of the states that have item pricing laws, such pricing is not required if the price is clearly presented on the shelf and consumers are offered the means by which to mark individual items. In the State of Connecticut, the item pricing law allows the State's Department of Consumer Protection to exempt from item pricing requirements stores employing an approved ESL system.

      The United States Federal Communications Commission has established standards for radio frequency emissions from computer products, and certain components utilized in the Company's ESL system must comply with such criteria. All components currently incorporated into the ERS ShelfNet System comply with such standards, and the Company does not anticipate any material delays in securing any required certification for components under development by the Company. Certain foreign countries also regulate radio frequency emissions.

Executive Officers

      The executive officers of the Company, and their respective ages and positions with the Company, are as follows:

      Name                                Age            Position
      ----                                ---            --------
Norton Garfinkle                          66       Chairman of the Board
Bruce F. Failing, Jr.                     48       Vice Chairman of the
                                                     Board and Chief
                                                     Executive Officer
George B. Weathersby                      52       President
William W. Erdman                         55       Executive Vice President
Michael R. Valiton                        35       Senior Vice President,
                                                     Technology and
                                                     Operations
William B. Ames                           53       Vice President,
                                                    Manufacturing
William B. Fischer                        45       Vice President,
                                                    Finance
James M. Nolan, Jr.                       42       Vice President, New
                                                    Product Development
Paul M. Patrick                           44       Vice President


      Mr. Garfinkle, the Company's Chairman of the Board, is a founder of the Company. Since 1970, Mr. Garfinkle has also been the Chairman of Cambridge Management Corporation, which manufactures and markets the DAP series of massively parallel processing computers, and has also served during this period as Chairman of its affiliates, including Oxford Management Corporation, which specialize in the research and development of new technologies. From 1985 to 1988, Mr. Garfinkle was Chairman of Oral Research Laboratories, Inc., a manufacturer of dental hygiene products founded by Mr. Garfinkle. Mr. Garfinkle also served as a director of Actmedia, Inc. from 1975 to 1978 and from 1983 to 1988. In December 1995, pursuant to an agreement with New York State authorities, Mr. Garfinkle admitted to a misdemeanor relating to his 1989 New York State return and paid all taxes required by the agreement.

      Mr. Failing, the Company's Vice Chairman of the Board and Chief Executive Officer, is a founder of the Company, and served as President through February 1997. In 1973, Mr. Failing co-founded Actmedia, Inc., a provider of in-store advertising for the supermarket industry, and was President and Chief Executive Officer of Actmedia, Inc. until its sale in 1989.

      Mr. Weathersby has been President of the Company since February 1997, and serves as Chairman of the Executive Committee of the Company's Board of Directors. Mr. Weathersby has been Vice Chairman of Cambridge Management Corporation and its affiliates including Oxford Management Corporation since 1993. From 1991 to 1993, Mr. Weathersby was a general partner of Founder's Court, an investment management firm. Mr. Weathersby is a director of Holnam, Inc. and USA Group, Inc.

      Mr. Erdman has been Executive Vice President since March 1997. From 1992 until prior to joining the Company, Mr. Erdman was President and Chief Executive Officer of InterDigital
Communications Corporation (formerly, International Mobile Machine
Corporation).

      Mr. Valiton has been Senior Vice President, Technology and Operations of the Company since March 1996, having joined the Company in July 1994 and become Vice President, Delivery in January 1995. From prior to 1992 until joining the Company, Mr. Valiton held various positions with Ungermann-Bass, Inc., the last of which was as Director of Customer Administration.

      Mr. Ames has been Vice President, Manufacturing of the Company since April 1995. From prior to 1992 until joining the Company, Mr. Ames was employed in various positions by the Hewlett-Packard
Company, the last of which were as Strategic Planning Manager and Manufacturing Development Engineering Manager.

      Mr. Fischer has been Vice President, Finance of the Company since April 1995, having served as Controller of the Company from May 1994 until April 1995. From September 1990 until joining the Company, Mr. Fischer was Director of Financial Accounting Policies at GTE Corporation. From 1978 until 1990, Mr. Fischer was employed by Price Waterhouse LLP, having last held the position of Senior Manager.

      Mr. Nolan has been Vice President, New Product Development of the Company since November 1993. From 1981 until 1993, Mr. Nolan held various positions with Sequoia Systems, Inc., a developer of fault tolerant computer systems, the last of which was as Vice-President of Engineering.

      Mr. Patrick has been a Vice President of the Company since
1992. From 1989 to 1992, Mr. Patrick was Vice President, Canadian
Operations, of Stores Automated Systems, Inc., a manufacturer of retail point of sale products and services.

ITEM 2. PROPERTIES

      The Company's executive offices are located at 372 Danbury Road, Wilton, Connecticut, where the Company leases approximately 14,700 square feet of space (exclusive of space subleased to an affiliate). The Company's lease expires in July 1997 and requires payment of annual rent (net of sublease payments) in the amount of approximately $241,000 (in addition to increases in operating expenses and real estate taxes). Of the Company's space in Wilton, approximately 1,900 square feet is devoted to office and administrative uses, approximately 6,600 square feet to engineering and development activities, and approximately 6,200 square feet to marketing, sales and customer service functions.

      The Company leases an additional space of approximately 10,000 square feet for engineering and development activities in Westford, Massachusetts, and at other smaller locations where required to support its operations. The foregoing facilities are regarded by management as adequate in all material respects for the current requirements of the Company's business.

      As described under Note 6 of the Notes to the Company's Consolidated Financial Statements included in response to "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K", the Company's indebtedness to the Connecticut Development Authority (the "CDA") is secured by the assets of the Company and the Principal Subsidiary.

ITEM 3. LEGAL PROCEEDINGS

      In 1992, in proceedings commenced by the Company in the High Court of Justice, Chancery Division, England against defendants John Baxter and Epsi'lanne (UK) Limited, the defendants served counterclaims seeking, among other things, to enjoin the Company from selling its system in the United Kingdom. The Company does not believe that these counterclaims have any merit.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a)  On December 5, 1996, the Company convened its Annual
Meeting of Stockholders, which was continued, by adjournment, and completed on January 13, 1997 (collectively, the "Annual Meeting").

      (b) Not applicable because (i) proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities
Exchange Act of 1934 together with the Company's Proxy Statement dated November 5, 1996; (ii) there was no solicitation in opposition to management's nominees as listed in such Proxy
Statement; and (iii) all of such nominees were elected.

      (c) At the Annual Meeting, the Company's stockholders voted in favor of the election of management's nominees for election as directors of the Corporation. The holders of 15,902,846 shares voted in favor of, and the holders of 38,300 shares withheld their vote for, the election of Paul A. Biddelman; the holders of 15,902,846 shares voted in favor of, and the holders of 38,300 shares withheld their vote for, the election of David Diamond; the holders of 15,902,846 shares voted in favor of, and the holders of 38,300 shares withheld their vote for, the election of Bruce F. Failing, Jr.; the holders of 15,902,846 shares voted in favor of, and the holders of 38,300 shares withheld their vote for, the election of Norton Garfinkle; the holders of 15,902,846 shares voted in favor of, and the holders of 38,300 shares withheld their vote for, the election of George Weathersby; and the holders of 15,902,846 shares voted in favor of, and the holders of 38,300 shares withheld their vote for, the election of Donald E. Zilkha.

      At the Annual Meeting, the stockholders voted in favor of a proposal to approve an amendment of the Certificate of Incorporation of the Company to increase the number of authorized shares of the Company's Common Stock from 25,000,000 shares to 35,000,000 shares. The holders of 15,145,154 voted in favor of, the holders of 1,102,780 shares voted against, and the holders of 6,575 shares abstained with respect to approval of such proposal.

      At the Annual Meeting, the stockholders voted in favor of a proposal to approve an amendment to the Company's 1993 Employee Stock Option Plan in order to increase the number of shares issuable pursuant to the exercise of options under such plan from 1,225,000 to 1,775,000 shares of Common Stock of the Company. The holders of 15,896,046 shares voted in favor of, the holders of 36,825 shares voted against, and the holders of 8,275 shares abstained with respect to approval of such proposal.

      At the Annual Meeting, the Company's stockholders voted in favor of a proposal to approve an amendment to the Company's 1993 Director Stock Option Plan in order to increase the number of shares issuable pursuant to the exercise of options under such plan from 50,000 to 150,000 shares of Common Stock of the Company. The holders of 11,843,866 shares voted in favor of and the holders of 550 shares voted against approval of such proposal.

      (d)  Not applicable.
                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock is currently traded on the over-the-counter market, with price quotations reported on the Nasdaq Stock Market under the symbol "ERSI." The following table sets forth, for the calendar periods indicated, the range of quarterly high and low sales prices for the Common Stock, as reported on the Nasdaq National Market System. Quotations represent prices between dealers and do not include retail mark-ups, mark-downs or commissions.

      1995                          High           Low
      ----                          ----           ---
      First Quarter                 $6.50          $4.63
      Second Quarter                 5.75           3.00
      Third Quarter                  5.25           3.50
      Fourth Quarter                 4.75           2.38

      1996                          High           Low
      ----                          ----           ---
      First Quarter                 $3.25          $1.63
      Second Quarter                 2.38           1.63
      Third Quarter                  4.13           1.63
      Fourth Quarter                 4.25           2.63

     Since July 11, 1996, the Common Stock has also been admitted to trading on the Alternative Investment Market of the London Stock Exchange.

     As of March 15, 1997, the number of record holders of the Company's Common Stock was 567.

     The Company has never paid or declared any cash dividends on its Common Stock and does not intend to pay cash dividends on its Common Stock in the foreseeable future. The Company intends to retain its earnings, if any, for the future operation and expansion of its business. The payment of dividends in the future will depend upon the restrictions imposed by the indenture pursuant to which the Senior Discount Notes were issued, the Company's available earnings, the capital requirements of the Company, its general financial condition and other factors deemed pertinent by the Board of Directors. See Note 12 of the Notes to the Company's Consolidated Financial Statements included in response to "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity", which information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

     The following tables reflect summary historical consolidated financial and certain other data with respect to the Company for the periods indicated and should be read in conjunction with the Company's Consolidated Financial Statements included in response to "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

     The following summary historical consolidated statement of operations and balance sheet data, insofar as it relates to each of the years 1992-1996, has been derived from audited annual consolidated financial statements, including the consolidated statement of operations for the three years ended December 31, 1996.

                                         Year Ended December 31,
                              ---------------------------------------------
                              1996      1995      1994       1993(1)   1992
                              ----      ----      ----       ----      ----
                               (Amounts in thousands, except per share data)
Consolidated Statement
 of Operations Data:

Revenues....................  $ 5,002  $  2,973  $  2,376   $  1,122  $    941
Cost of goods sold..........    6,204     4,113     3,822      1,718     2,373
                              -------- --------- ---------  --------- ---------
 Gross profit (loss)........   (1,202)  ( 1,140)  ( 1,446)   (   596)   (1,432)
                              -------- --------- ---------  --------- ---------
Operating expenses:
 Selling, general and
  administrative............    6,807     6,952     6,039      5,966     4,628
 Research and development...    1,117     2,491     2,571      2,325     2,503
Depreciation and amorti-
  zation....................      162       107       149        177       157
 Stock option compensation(2)      44        27     1,119      7,454       --
 Patent license fee.........      --        --        --         --        700
                              -------- --------- ---------  --------- ---------
  Total operating expenses..    8,130     9,577     9,878     15,922     7,988
                              -------- --------- ---------  --------- ---------
  Loss from operations......   (9,332)  (10,717)  (11,324)   (16,518)   (9,420)
                              -------- --------- ---------  --------- ---------
Other income (expenses):
 Interest income............      302       134       288        438        44
 Interest expense...........     (382)     (291)      (65)      (340)     (922)
 Gain (loss) on short-term
  investments...............      --          6      (177)       --        --
 Other......................      --        --        --         --        (66)
                              -------- --------- ---------  --------- ---------
  Total other income
   (expense)................      (80)     (151)       46         98      (944)
                              -------- --------- ---------  --------- ---------
Loss before minority
 interest in consolidated
 affiliate..................  ( 9,412)  (10,868)  (11,278)   (16,420)  (10,364)
Minority interest in loss
 of consolidated affiliate..      --        --        --         423       831
                              -------- --------- ---------  --------- ---------
Net loss(3).................  $(9,412) $(10,868) $(11,278)  $(15,997) $ (9,533)
                              ======== ========= =========  ========= =========

Earnings per share:
 Weighted average number
  of common shares out-
  standing(4)...............   16,169    11,743    11,682     11,461
                              ======== ========= =========  =========
Net loss per common share(5)  $  (.60)  $ (0.95) $  (0.97)  $  (1.40)
                              ======== ========= =========  =========
/TABLE

                                               December 31,
                                -------------------------------------------
                                1996     1995      1994      1993      1992
                                ----     ----      ----      ----      ----
                                            (Dollars in thousands)
Consolidated Balance
 Sheet Data:

Net working capital.......    $  8,764 $ 5,283   $ 3,452    $11,642   $ 2,800
Total assets..............      12,260   8,316     5,195     13,241     5,445
Long-term debt............       4,989   3,335     1,981       --      14,199
Minority interest in con-
 solidated affiliate......         --      --       --         --       8,531
Stockholders' equity
 (deficiency).............       5,723   3,215     2,268     12,405   (19,374)

-------------------------

(1) Reflects the consummation of the Combination immediately prior to the closing of the Initial Public Offering.

(2) Compensation expense recognized in 1996, 1995 and 1994 related to services provided by employees during those periods. The non-cash compensation expense recognized for 1993 included compensation earned for services prior to the Combination and compensation earned for the period subsequent to the Combination through December 31, 1993.

(3) Prior to the closing of the Initial Public Offering, the Company was treated as an "S Corporation" for U.S. federal income tax purposes.

(4) In 1993, prior to the closing of the Initial Public Offering, the calculation of weighted average number of common shares outstanding included as common share equivalents 725,104 shares subject to options outstanding. Subsequent to such closing, the calculation does not reflect common share equivalents that are anti-dilutive.

(5) Net loss per common share data for periods prior to December 31, 1993 has not been presented as it is not meaningful due to the Combination consummated immediately prior to the closing of the Initial Public Offering.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Overview

     The market for ESL systems is in the development stage, and the Company estimates that, as of December 31, 1996, approximately 120 stores in the United States were operating such systems, out of a potential market in excess of 100,000 supermarkets and other stores. Large supermarket chains have tested the productivity benefits as well as the technical functionality of ESL systems in pilot stores, as a result of which the Company believes they are in a position to consider rolling out the systems. The Company's objective is to be the worldwide leader in the emerging ESL system market as product adoption and penetration increases.

     Because the market for ESL systems is in the development stage, market acceptance of and demand for these systems are subject to a high level of uncertainty. The Company's success will depend upon the rate at and extent to which retailers choose to install ESL systems throughout their stores. The initial acceptance and rate of installation by retailers may be affected by numerous factors beyond the Company's control, including the customer's assessment of the benefits of and the need for ESL systems and the customer's available capital resources.

     Since its inception in April 1990, the Company has been engaged primarily in the development, design, market testing and, more recently, sale of the ERS ShelfNet System. The Company subcontracts to third parties the manufacture and assembly of the components comprising the ERS ShelfNet System. In addition, the Company engages unaffiliated parties to augment its internal development resources and to assist it in the continued development of the ERS ShelfNet System. Since inception and through December 31, 1996, the Company has generated cumulative revenues of $12.6 million, and has incurred a cumulative net loss of approximately $57.1 million, which includes non-cash charges in the amount of $8.6 million for stock option compensation expense.

     The Company historically has marketed the ERS ShelfNet System for sale at prices generally in excess of $100,000 per store. The purchase of an ESL system from the Company has therefore represented a significant capital expenditure for capital-constrained retailers. The Company now intends also to market its ERS ShelfNet System on a fee based arrangement whereby the Company will own the system and, with no upfront cash cost to the retailer, furnish the system to retailers (generally for a period of up to five years), who will pay monthly fees to the Company based largely on their actual usage of the system. The Company believes the SayGo Plan will increase market acceptance of the ERS ShelfNet System. However, there can be no assurance that the pricing strategy will be accepted by customers or will be successful in helping the Company to attain profitability.

     Under the SayGo Plan, the Company will recognize revenues as monthly usage and other fees are billed to customers. Also, under the SayGo Plan the Company will retain ownership of the systems, which will be reflected as long-term assets on the Company's consolidated balance sheet and which will be depreciated on a straight-line basis over the shorter of their economic lives or five years. Such assets will be subject to periodic impairment testing as prescribed by Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

Results of Operations

   Year ended December 31, 1996 compared to year ended December 31,
    1995

     Revenues. The Company's revenues were $5,002,000 in 1996, compared to $2,973,000 in 1995. The increase of $2,029,000 in 1996 is primarily attributable to greater product sales in 1996, including software license fees in the amount of $243,000 recorded in the second quarter. The increase in revenue also reflects a $586,000 increase in maintenance revenue associated with a larger installed customer base. All revenues are attributable to sales to customers in the supermarket industry. In 1996, a single customer was responsible for 46% of revenues and 79% of revenues was attributable to three customers. Approximately 30% of revenues in 1995 were attributable to a single customer, with three customers accounting for 83% of total revenues.

     Cost of Goods Sold. Cost of goods sold consists of the cost of hardware components of the ERS ShelfNet System, system installation costs, depreciation of tools and dies owned by the Company and utilized in the manufacturing of hardware components, amortization of capitalized software costs, warranty and maintenance costs, freight and inventory obsolescence.

     Cost of goods sold was $6,204,000 in 1996 compared to $4,113,000 in 1995, reflecting increased product sales in 1996. The Company realized lower hardware component costs on installations during 1996 as compared to 1995, reflecting an increase in the use of high volume low cost suppliers. Cost of goods sold in 1996 includes warranty and maintenance expenses of $966,000, compared to $561,000 for such expenses in 1995. The increase in warranty and maintenance costs reflects the growing installation base for the ERS ShelfNet System. The Company anticipates that system enhancements implemented in 1996 and 1995 will further decrease future warranty and maintenance expenses per installation and, in the future, that the cost of goods sold will decrease as a percentage of revenues as a result of higher manufacturing volumes of its components and as the installation process is improved.

     Cost of goods sold in 1996 also includes a special provision for excess inventory of $750,000 recorded in the fourth quarter of 1996, in connection with the introduction of the new generation electronic shelf labeling system.

     Selling, General and Administrative. Selling, general and administrative costs consist of costs associated with selling and administrative staff, overhead, market research and development, and customer service personnel. Selling, general and administrative costs decreased $145,000, to $6,807,000 in 1996, compared to $6,952,000 in 1995, reflecting reduced discretionary spending in 1996.

     Research and Development. Research and development expenses were $1,117,000 in 1996 compared to $2,491,000 in 1995, reflecting the winding down or completion in 1996 of several hardware and software development projects commenced in prior years. During the years ended December 31, 1996 and 1995, the Company also capitalized product development costs of $592,000 and $475,000, respectively, that will be amortized over the shorter of the estimated useful life of the related software product or process or three years.

     Interest Income. Interest income increased to $302,000 in 1996 compared to $134,000 in 1995, due to increased cash and cash equivalents available for investment.

     Interest Expense. Interest expense increased to $382,000 in 1996 compared to $291,000 in 1995. Interest expense represents interest on amounts borrowed from the CDA and, through July 24, 1995, a revolving credit facility with the principal stockholders of the Company and members of the Board of Directors and their affiliates.

     Income Taxes. The Company has incurred net losses since inception which have generated net operating loss carry forwards for federal income tax purposes of approximately $44 million, which are available to offset future taxable income and expire through the year 2011 for federal income tax purposes. In consideration of the Company's accumulated losses and the uncertainty of its ability to utilize any future tax benefits resulting from these losses, the impact of this potential tax benefit has been eliminated in the Company's consolidated financial statements as of December 31, 1996 and 1995 (see Note 11 of the Notes to Consolidated Financial Statements included in response to "Item 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K").

   Year Ended December 31, 1995 Compared to Year Ended December 31,
    1994

     Revenues. The Company's revenues were $2,973,000 in 1995, compared to $2,376,000 in 1994. The increase of $597,000 in 1995 was attributable to an increase of $436,000 in product sales. The total increase in revenue also reflected a $161,000 increase in maintenance revenue associated with a larger installed customer base. All revenues were attributable to sales to customers in the supermarket industry. Approximately 30% of revenues in 1995 was attributable to a single customer, with three customers accounting for 83% of total revenues. In 1994, a single customer was responsible for 67% of revenues and 81% of revenues was attributable to two customers.

     Cost of Goods Sold. Cost of goods sold was $4,113,000 in 1995, compared to $3,822,000 in 1994, reflecting increased product sales in 1995. The Company realized lower hardware component costs on installations during 1995 as compared to 1994, reflecting an increase in the use of high volume, low cost suppliers. In addition, included in cost of goods sold in 1994 is $300,000 of product performance-related costs expected to be non-recurring.

Such product performance-related costs included a $125,000 provision for the upgrade of certain prior customer installations with an enhanced version of a component of the ERS ShelfNet System and the costs of a special quality and performance audit of customer installations. Cost of goods sold in 1995 included warranty and maintenance expenses of $561,000. The comparable costs in 1994 were $206,000, excluding such special product performance-related costs. The increase in warranty and maintenance costs reflected the growing installation base for the ERS ShelfNet System.

     Selling, General and Administrative. Selling, general and administrative costs increased $913,000, to $6,952,000 in 1995 compared to $6,039,000 in 1994. The increase in selling, general and administrative costs was primarily attributable to efforts to expand the Company's organization in anticipation of sales growth.

     Research and Development. Research and development expenses were $2,491,000 in 1995, compared to $2,571,000 in 1994. Expenses incurred in the development of the hardware components of the ERS ShelfNet System were $1,523,000 in 1995, compared to $989,000 in 1994, due to an increased use of third parties to augment the Company's internal activities in the area of long-term product development. Expenses incurred in the development of the Company's software system were $968,000 in 1995, compared to $1,582,000 in 1994. During the year ended December 31, 1995, the Company also capitalized $475,000 of product development costs that will be amortized over the shorter of the economic life of the related software product or process or three years.

     Stock Option Compensation. The Company recorded non-cash compensation expense of $27,000 in 1995 and $1,119,000 in 1994. Non-cash compensation expense results from the Company's issuance of stock options to employees at exercise prices below the fair market value at the date of grant and is recognized as expense over the employees' respective service periods.

     Interest Income. Interest income decreased to $134,000 in 1995, compared to $288,000 in 1994, due to the decrease in the level of short-term investments. Short-term investments were sold during 1995 and 1994 to fund the Company's operating cash requirements.

     Interest Expense. Interest expense increased $226,000 to $291,000 in 1995, compared to interest expense of $65,000 in 1994. Interest expense represented interest on amounts borrowed from the CDA and, through July 24, 1995, a revolving credit facility between the Company and members of the Board of Directors and their affiliates.

     Gain (Loss) on Short-Term Investments. The Company recognized $6,000 in gains in 1995 and $177,000 in losses in 1994 on the market value of short-term investments. There were no unrealized gains or losses on short-term investments at December 31, 1995. At December 31, 1994, short-term investments of $1,027,000 were recorded net of a valuation allowance of $77,000 for unrealized losses. The remaining $100,000 of such losses had been realized in 1994.

     Income Taxes. In consideration of the Company's accumulated losses and the uncertainty of its ability to utilize any future tax benefits resulting from these losses, the impact of this potential tax benefit has been eliminated in the Company's consolidated financial statements as of December 31, 1995 and 1994. See Note 11 of the Notes to Consolidated Financial Statements included in response to "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K".

Liquidity and Capital Resources

     As of December 31, 1996, the Company had net working capital of $8,764,000, reflecting cash and cash equivalents of $8,198,000, compared to net working capital of $5,283,000, reflecting cash and cash equivalents of $3,210,000 at December 31, 1995. The increase in net working capital cash and cash equivalents primarily resulted from the offshore public offering and contemporaneous private placement (the "1996 Transactions") of Common Stock in July 1996 ($12 million), and additional borrowings during the first quarter of 1996 under the Company's facility with the CDA ($1.65 million). On January 24, 1997, the Company raised approximately $95 million in net proceeds as a result of the Private Placement.

     Net cash used in operations was $7,549,000 in 1996, compared to net cash of $11,160,000 used for operating activities in 1995, resulting primarily from the net losses of $9,412,000 and $10,868,000, respectively, for such periods. Such net losses reflect non cash provisions for doubtful accounts receivable of $168,000 in 1996 and $82,000 in 1995, and for inventory obsolescence of $843,000 in 1996 and $94,000 in 1995. The improvement in net cash used in operations also reflected decreases in trade accounts receivable (net of allowance for doubtful accounts) of $294,000 and inventory (net of reserves) of $1,052,000, compared to increases of $853,000 and $497,000, respectively, for such items during the prior year. During 1996, current liabilities decreased $217,000 reflecting a reduction in outstanding trade payables, compared to an increase of $820,000 in the prior year.

     Cash used in investing activities totaled $989,000 in 1996 compared to $100,000 of cash provided by investing activities in 1995. Investing activities included capital expenditures of $397,000 and $452,000 in 1996 and 1995, respectively. The Company also incurred $592,000 and $475,000 in 1996 and 1995, respectively, in product development costs. In 1995, cash provided by investing activities also included $1,027,000 from the sale of short-term investments.

     In addition to selling the ERS ShelfNet System to customers at a price generally in excess of $100,000 per store, under the Company's proposed SayGo Plan the Company will offer the system on a fee based arrangement whereby the Company retains ownership of the system. See "Item 1. Business-Marketing and Sales-SayGo

Agreements" above, for a description of fixed and variable charges proposed by the Company under the SayGo Plan. As a result, the Company will have substantial manufacturing and carrying costs attendant to introduction of the SayGo Plan, which will not initially be covered by revenues calculated on the basis of usage fees paid by customers. Accordingly, the Company will use substantial funds in order to support the introduction of the SayGo Plan.

     To date, the Company has not generated positive cash flow from operations, and has historically funded its operations primarily through loans from its stockholders, the sale of interests in an affiliated partnership, the Initial Public Offering consummated in May 1993, its arrangements with the CDA, the sale of Series A Preferred Stock, $1.00 par value ("Series A Preferred Stock"), to the Company's principal stockholders and members of its Board of Directors and their affiliates, the 1996 Transactions and the Private Placement.

     In July 1996, the Company completed: (i) the offshore public offering of an aggregate of 4,963,500 shares of its Common Stock, in accordance with Regulation S under the Securities Act, and (ii) the contemporaneous private placement of an aggregate of 911,657 shares of Common Stock to subscribers, including certain members of the Board of Directors and their affiliates. In connection with completion of such transactions, holders of all 125,556 outstanding shares of Series A Preferred Stock converted their shares, in accordance with their terms, into an aggregate of 3,138,900 shares of Common Stock, in exchange for payments aggregating $235,000. The aggregate net proceeds to the Company in such transactions were approximately $12 million (exclusive of non-cash expenses represented by the issuance of 218,957 shares of Common Stock as commissions).

     The Company borrowed the remaining $1,650,000 under its facility with the CDA during the first quarter of 1996. The aggregate of $5,000,000 principal amount of such indebtedness (the "CDA Note") is repayable five years after the August 1994 closing and is convertible to shares of Common Stock, through August 12, 1997 at an adjusted conversion price calculated at $3.00 plus the average price of the Common Stock during the eighteen months prior to conversion and thereafter at $3.00 plus the average market price of the Common Stock during the twelve months prior to conversion. At closing, the CDA acquired five-year warrants to purchase 699,724 shares (as adjusted through December 31, 1996) of Common Stock, exercisable at an adjusted price through August 12, 1997 calculated at $2.58 plus the average market price of the Common Stock during the 18 months prior to exercise, and thereafter as $2.58 plus the average market price of the Common Stock during the twelve months prior to exercise. Under its arrangements with the CDA, the Company will be obligated to comply with certain covenants (some of which remain in effect for up to ten years from closing), whether or not the CDA Note has been paid in full, or be subject to certain penalties including immediate repayment of the CDA Note in full. In the event of specified changes in control of the Company coupled with prepayment of its note, the Company has rights to repurchase such warrants and shares at the fair market value thereof (calculated pursuant to such arrangements), and thereby, subject to the foregoing, extinguish such covenants. In all events (and notwithstanding any such repurchase), if the Company relocates outside of Connecticut before August 2004, all advances made by the CDA are subject to acceleration, together with a penalty of $250,000.

     In January 1997, the Company completed the private sale of 147,312 Units, consisting of $147,312,000 principal amount at maturity of its Senior Discount Notes and the 1997 Warrants, which were sold to investors at a price aggregating $100 million ($95 million net proceeds to the Company). The Senior Discount Notes mature on February 1, 2004, with accrual of cash interest at the rate of 13-1/4% per annum commencing February 1, 2000, such interest payable thereafter on February 1 and August 1 of each year commencing August 1, 2000. The Senior Discount Notes may be called, at the Company's option, in whole or in part, at any time after February 1, 2001, and, upon specified change in control events, each holder has the right to require the Company to purchase its Senior Discount Note, at specified prices.

   The indenture under which the Senior Discount Notes were issued places limitations on operations and sales of assets by the Company or its subsidiaries, requires maintenance of certain financial ratios in order for the Company to incur additional indebtedness (subject to specified exceptions), requires the delivery by the Company's subsidiaries of guaranties if specified debt is subsequently incurred by such subsidiaries, and limits the Company's ability to pay cash dividends or make other distributions to the holders of its capital stock or to redeem such stock. The 1997 Warrants are, subsequent to January 24, 1998, exercisable through February 1, 2004 with respect to an aggregate of 2,538,258 shares of Common Stock, at a per share price of $5.23.

     The Company will utilize the net proceeds from the Private Placement in connection with the anticipated expansion of its operations, including for manufacturing and carrying costs attendant to the SayGo Plan, and for general corporate purposes, including the funding of the Company's ongoing engineering and development efforts. The Company believes the proceeds of the Private Placement, together with its other cash and cash equivalents, will be sufficient to meet the Company's currently anticipated operating and capital expenditure requirements for the foreseeable future.

     The Company continues actively to explore, evaluate and have discussions with respect to collaborative development projects and related arrangements, and the Company may consider additional transactions, consistent with the provisions of the Indenture, that will further enhance its liquidity. The Company has not reached any determination with respect to the size or nature of any such transaction, or whether any such transaction will be undertaken, and there can be no assurance that any such transaction will be effected.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   For information concerning this item, see "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K", which information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   For information concerning this item, see "Item 1. Business-
Executive Officers" and the Proxy Statement to be filed with respect to the 1997 Annual Meeting of Stockholders (the "Proxy
Statement"), which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

   For information concerning this item, see the Proxy Statement, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

   For information concerning this item, see the Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   For information concerning this item, see the Proxy Statement which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements:

         The consolidated financial statements filed in this Annual Report on Form 10-K are listed in the attached Index to Consolidated Financial Statements and Schedules.

         2. Financial Statement Schedules:

         No consolidated financial statement schedules are filed in this Annual Report on Form 10-K because they are not required or are inapplicable or the required information is otherwise shown in the consolidated financial statements or notes thereto.

         3. Exhibits:

         The exhibits required to be filed as part of this Annual
Report on Form 10-K are listed in the attached Index to Exhibits.

     (b) Current Reports on Form 8-K:

         During the quarter ended December 31, 1996, the Company filed a Current Report on Form 8-K dated December 18, 1996 reporting, under "Item 5. Other Events" thereunder, the Company's proposed private offering of debt securities; and filed a Current Report on Form 8-K dated December 20, 1996 addressing, under "Item
5. Other Events" thereunder, the Company's adjournment of its 1996 annual meeting of stockholders. No financial statements were included with such reports.

         During the first quarter of 1997, the Company filed a Current Report on Form 8-K dated January 24, 1997 addressing, under "Item 5. Other Events" thereunder, the completion of the private offering of Senior Discount Notes; and filed a Current Report on Form 8-K dated February 7, 1997 addressing, under "Item 5. Other Events" thereunder, certain changes in management. No financial statements were included with such reports.

                               POWER OF ATTORNEY

     The issuer and each person whose signature appears below hereby appoint Norton Garfinkle, Bruce F. Failing, Jr. and William
B. Fischer as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report which amendments may make such changes in the report as the attorney-in-fact acting deems appropriate and to file any such amendment to the report with the Securities and Exchange Commission.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 1997                  ELECTRONIC RETAILING SYSTEMS
                                        INTERNATIONAL, INC.


                                       By s/Bruce F. Failing, Jr.
                                         ------------------------------
                                         Bruce F. Failing, Jr.
                                         Vice Chairman of the
                                          Board and Principal
                                          Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                              Title                        Date
---------                              -----                        ----
s/Bruce F. Failing, Jr.   Vice Chairman of the              March 27, 1997
-----------------------    Board and Principal
Bruce F. Failing, Jr.      Executive Officer


s/William B. Fischer      Vice President,                   March 27, 1997
----------------------     Finance and
William B. Fischer         Principal
                           Financial and
                           Accounting
                           Officer

s/Paul A. Biddelman       Director                          March 27, 1997
----------------------
Paul A. Biddelman

s/David Diamond           Director                          March 27, 1997
----------------------
David Diamond



s/Norton Garfinkle        Director                          March 27, 1997
----------------------
Norton Garfinkle



s/George Weathersby       Director                          March 27, 1997
----------------------
George Weathersby


s/Donald E. Zilkha        Director                          March 27, 1997
----------------------
Donald E. Zilkha

/TABLE

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
           --------------------------------------------------------

Financial Statements:
---------------------
Report of Independent Accountants...............                  F-2

Consolidated Balance Sheet, December 31,
  1996 and 1995..................................                 F-3

Consolidated Statement of Operations for
  the years ended December 31, 1996, 1995
  and 1994.......................................                 F-4

Consolidated Statement of Cash Flows
  for the years ended December 31, 1996, 1995
  and 1994.......................................                 F-5

Consolidated Statement of Changes in
  Stockholders' Equity for the years ended
  December 31, 1996, 1995 and 1994...............                 F-6

Notes to Consolidated Financial Statements.......                 F-7



Financial Statement Schedules:
-----------------------------
No Financial Statement Schedules are included herein because they are not required, are inapplicable, or the information is otherwise shown in the consolidated financial statements or the notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Electronic Retailing Systems International, Inc.

In our opinion, the consolidated financial statements listed in the index on page F-1 present fairly, in all material respects, the financial position of Electronic Retailing Systems International, Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based upon our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP



Stamford, Connecticut
March 20, 1997

                 Electronic Retailing Systems International, Inc.
                            Consolidated Balance Sheet
                (in thousands, except per share and share amounts)

<CAPTION
                                                          December 31,
                                                        ----------------
                                                        1996        1995
                                                        ----        ----
Assets
Current assets
 Cash and cash equivalents (Note 2)                     $  8,198    $ 3,210
 Accounts receivable - net of allowance
   for doubtful accounts of $90 in 1996
   and $88 in 1995                                         1,061      1,356
 Receivables from affiliates (Note 3)                         20          8
 Installations in progress                                    87        522
 Inventories - net of reserves of $838 in 1996
   and $195 in 1995 (Note 2)                                 821      1,874
 Prepayments and other current assets                        125         79
                                                        ---------   --------
   Total current assets                                   10,312      7,049
                                                        ---------   --------
Equipment (Note 2)                                         2,444      2,047
 Accumulated depreciation                                 (1,798)    (1,365)
                                                        ---------   --------
   Net equipment                                             646        682
                                                        ---------   --------
Other non-current assets                                   1,302        585
                                                        ---------   --------
Total assets                                            $ 12,260    $ 8,316
                                                        =========   ========
Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable and accrued expenses                 $  1,286    $ 1,549
  Accrued salaries and benefits                              262        217
                                                        ---------   --------
    Total current liabilities                              1,548      1,766
                                                        ---------   --------
 Long-term debt (Note 6)                                   4,989      3,335
                                                        ---------   --------
 Commitments  (Note 8)                                      -          -
                                                        ---------   --------
Stockholders' equity
 Preferred stock, undesignated (par
  value $1.00 per share; 2,000,000
  and 1,860,000 shares authorized,
  none outstanding)
 Series A Cumulative, Convertible
  Preferred Stock (no shares and
  140,000 shares authorized; no shares
  and 123,246 shares issued and out-
  standing in 1996 and 1995, including
  2,049 shares issued January 1, 1996
  as a stock dividend to holders of
  record on December 31, 1995)                              -           123
 Common stock (par value $0.01 per share;
  25,000,000 shares authorized; 21,047,106
  and 11,748,232 shares issued and out-
  standing in 1996 and 1995, respectively)                   210        117
 Additional paid-in capital                               50,655     38,474
 Accumulated deficit                                     (45,142)   (35,499)
                                                        ---------   --------
   Total stockholders' equity                              5,723      3,215
                                                        ---------   --------
Total liabilities and stockholders' equity              $ 12,260    $ 8,316
                                                        =========   ========

      See accompanying notes to consolidated financial statements
                   Electronic Retailing Systems International, Inc.
                         Consolidated Statement of Operations
                       (in thousands, except per share amounts)

                                                       Year Ended December 31,
                                                    ----------------------------
                                                    1996        1995        1994
                                                    ----        ----        ----
Revenues
 Product sales                                      $ 4,106     $ 2,663     $  2,227
 Maintenance                                            896         310          149
                                                    --------    --------    ---------
   Total revenues                                     5,002       2,973        2,376
                                                    --------    --------    ---------
Cost of goods sold
 Product sales                                        4,488       3,552        3,316
 Maintenance                                            966         561          506
 Special inventory provision (Note 2)                   750         -            -
                                                    --------    --------    ---------
  Total cost of goods sold                            6,204       4,113        3,822
                                                    --------    --------    ---------
 Gross profit (loss)                                 (1,202)     (1,140)      (1,446)
                                                    --------    --------    ---------
Operating expenses
 Selling, general and administrative
  (including amounts to related parties
   of $34 in 1996, $91 in 1995 and $76
   in 1994)  (Note 3)                                 6,807       6,952        6,039
 Research and development (Note 9)                    1,117       2,491        2,571
 Depreciation and amortization                          162         107          149
 Stock option compensation (Note 10)                     44          27        1,119
                                                    --------    --------    ---------
  Total operating expenses                            8,130       9,577        9,878
                                                    --------    --------    ---------
 Loss from operations                                (9,332)    (10,717)     (11,324)
                                                    --------    --------    ---------
Other income (expenses)
 Interest income                                        302         134          288
 Interest expense (including amounts
   to related parties of $52 in 1995)
   (Note 3)                                            (382)       (291)         (65)
 Gain (loss) on short-term investments
   (Note 2)                                            -              6         (177)
                                                    --------    --------    ---------
  Total other income (expenses)                         (80)       (151)          46
                                                    --------    --------    ---------
  Net loss                                          $(9,412)   $(10,868)    $(11,278)
                                                    ========    ========    =========
Earnings per Share
 Weighted average common shares
  outstanding                                        16,169      11,743       11,682
                                                    ========    ========    =========
 Net loss per common share                          $ (0.60)    $ (0.95)    $  (0.97)
                                                    ========    ========    =========

                See accompanying notes to consolidated financial statements
                    Electronic Retailing Systems International, Inc.
                          Consolidated Statement of Cash Flows
                                     (in thousands)

                                                        Year Ended December 31,
                                                     ----------------------------
                                                     1996        1995        1994
                                                     ----        ----        ----
Net Cash Flows from Operating Activities:
Net loss                                             $  (9,412)  $(10,868)   $ (11,278)
Adjustments to reconcile net loss
 to net cash used in operating activities:
  Depreciation and amortization                            660        463          374
  Provision for inventory obsolescence                     843         94           93
  Provision for doubtful accounts                          168         82           38
  Stock option compensation                                 44         27        1,119
  Accounts receivable                                      126       (935)         179
  Inventories                                              209       (591)        (534)
  Other current and non-current assets                      30       (252)        (127)
  Current liabilities                                    (217)        820          110
                                                     ---------   ---------   ----------
    Net cash used in operating activities              (7,549)    (11,160)     (10,026)
                                                     ---------   ---------   ----------
Cash Flows from Investing Activities:
 Capital expenditures                                    (397)       (452)        (303)
 Capitalized product development costs                   (592)       (475)         -
 Proceeds from sales or maturities of
  short-term investments                                 -          1,027        7,040
                                                     ---------   ---------   ----------
     Cash provided by (used in) investing
      activities                                         (989)        100        6,737
                                                     ---------   ---------   ----------
Cash Flows from Financing Activities:
 Net proceeds from the issuance of common stock        12,111          -             2
 Net proceeds from the issuance of long-term
   note and warrant                                     1,650       1,350        1,899
 Conversion of preferred stock                           (235)         -           -
 Net proceeds from the issuance of preferred
  stock                                                  -          8,789          -
 Borrowings under line of credit                         -          3,000          -
                                                     ---------   ---------   ----------
   Cash provided by financing activities               13,526      13,139        1,901
                                                     ---------   ---------   ----------
Net increase (decrease) in cash and cash
 equivalents                                            4,988       2,079       (1,388)
                                                     ---------   ---------   ----------
Cash and cash equivalents at beginning of period        3,210       1,131        2,519
                                                     ---------   ---------   ----------
Cash and cash equivalents at end of period           $  8,198    $  3,210    $   1,131
                                                     =========   =========   ==========

There were no cash payments for income taxes in the years 1996, 1995 and 1994. Cash payments for interest expense were $380, $262 and $45 in 1996, 1995 and 1994, respectively, including payments of $52 made to related
parties in 1995.   In 1995, preferred stock was issued in a non cash
exchange for surrender of $3 million of debt held by preferred stock subscribers. In 1996, preferred stock was converted to 3,138,900 shares of common stock in a non cash transaction.

        See accompanying notes to consolidated financial statements

                    Electronic Retailing Systems International, Inc.
                Consolidated Statement of Changes in Stockholders' Equity
                          (in thousands, except share amounts)

                                                           Additional
                                   Preferred   Common      Paid-in     Accumulated
                                     Stock     Stock       Capital     Deficit
                                   ---------   ------      ---------   -----------
Balances at December 31, 1993      $   -       $    115    $ 25,318    $ (13,028)
                                   ---------   ---------   ---------   ----------
 Vesting of previously issued
  stock options                                               1,119
 Issuance of stock warrants                                      20
 Issuance of 193,500 shares with
  exercise of stock options                           2
 Net loss for year                                                       (11,278)
                                   ---------   ---------   ---------   ----------
Balances at December 31, 1994      $   -       $    117    $ 26,457    $ (24,306)
                                   ---------   ---------   ---------   ----------
 Vesting of previously issued
 stock options                                                   27
 Proceeds from issuance and
  sale of 120,000 shares of
  preferred stock                       120                  11,668
 Issuance of 3,246 shares of
  preferred stock as dividends            3                     322         (325)
 Net loss for year                                                       (10,868)
                                   ---------   ---------   ---------   ----------
Balances at December 31, 1995      $    123    $    117    $ 38,474    $ (35,499)
                                   ---------   ---------   ---------   ----------
 Vesting of previously issued
  stock options                                                  44
 Issuance of 65,860 shares
  with exercise of stock options                      1
 Issuance of 2,310 shares of
  preferred stock as dividends            2                     229         (231)
 Proceeds from issuance and sale
  of 4,963,500 shares in offshore
  offering, and issuance of
  218,957 shares to placement
  agent                                              52      10,087
 Proceeds from issuance and sale
  of 911,657 shares in private
  placement                                           9       1,982
 Conversion of Series A preferred
  stock and issuance of 3,138,900
  common shares                        (125)         31        (161)
 Net loss for year                                                        (9,412)
                                   ---------   ---------   ---------   ----------
Balances at December 31, 1996      $    -      $    210    $ 50,655    $ (45,142)
                                   =========   =========   =========   ==========

       See accompanying notes to consolidated financial statements

               ELECTRONIC RETAILING SYSTEMS INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -Organization:

      Electronic Retailing Systems International, Inc. ("ERS" or the "Company"), was incorporated in 1993 under the laws of the State of Delaware as a holding company for the business and assets of Electronic Retailing Systems International, Inc., incorporated in 1990 under the laws of Connecticut, and an affiliated partnership. The Company develops and supplies electronic shelf labeling systems. Electronic shelf labeling systems replace paper price tags on retail shelves with liquid crystal display labels and transmit pricing and other information to and from the aisle. The Company's system is designed to address retailers' needs for improved pricing accuracy and labor efficiencies by electronically linking a store's shelves to its POS scanners and central computer. The Company currently operates in North America.

Note 2 -Summary of Significant Accounting Policies:

      Basis of Consolidation

      The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany balances and transactions have been eliminated.

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions covering a broad spectrum of the Company's financial activities, and while the Company believes these estimates to be prudent, there exists a possibility that unexpected events might affect these estimates. While actual results could differ from those estimates, management believes that it is highly unlikely that any one event would have a material effect on the Company's future operating results.

      Cash Equivalents

      Cash equivalents consist of short-term, highly-liquid U.S.
Treasury Bills and certificates of deposit with original maturities of less than three months and are stated at cost, which approximates market. Interest income is accrued as earned.

      Cash and cash equivalents at December 31, 1995 included deposits of $440,000 held as interest bearing collateral for irrevocable letters of credit of the same amount relating to future inventory purchases in 1996. There were no letters of credit outstanding at December 31, 1996.

               ELECTRONIC RETAILING SYSTEMS INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Investments in Debt Securities

      The Company's short-term investments have consisted primarily of corporate debt obligations. Such investments have had maturities of less than one year and have yielded interest at prevailing interest rates at the time of acquisition.

      There were no short-term investments at December 31, 1996 and 1995. During 1994, realized and unrealized losses totaling
$177,000 were recognized on short-term investments. Realized gains and realized losses in 1994 totaled $6,000 and $106,000, respectively.

      Financial Instruments

      Financial instruments include cash, short-term investments consisting of fixed rate overnight deposits and short-term corporate debt obligations, letters of credit fully collateralized by cash and cash equivalents, accrued salaries and expenses, and a convertible long-term note. Financial instruments are carried at cost which approximates fair market value.

      Inventories

      Inventories are stated at the lower of cost (determined on a first in, first out basis) or market value. Inventories at December 31, 1996 consist of approximately $188,000 of materials and supplies and $633,000 of finished goods. Inventories at December 31, 1995 consisted of approximately $674,000 of materials and supplies and $1,200,000 of finished goods. Inventories in excess of expected requirements due to new product introductions are expensed currently.

      In December 1996, the Company announced its new generation wireless electronic shelf labeling system. In that connection, the Company assessed the expected market demand for the new product and the inventory on hand needed to support its forecasted installations and the maintenance requirements of its existing installed base and recorded a special provision for excess inventory of $750,000 in the fourth quarter of 1996. Charges for excess, slow moving and obsolete inventory for the years 1996, 1995 and 1994 were $843,000, $94,000 and $93,000, respectively.

      Equipment

      Equipment is stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets, none of which exceeds five years.

               ELECTRONIC RETAILING SYSTEMS INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Product Development Costs

      The Company capitalizes product development costs, principally wages and contractor fees, after establishing commercial and technical viability. Product development costs are stated at the lower of cost or net realizable value. These costs are amortized using the straight-line method over the shorter of the estimated useful life of the product or three years. Amortization commences when the product is available for general release to customers. As of December 31, 1996 and 1995, unamortized capitalized costs of $857,000 and $468,000, respectively, are included as non-current assets. Amortization expense totaled $203,000 and $7,000 for 1996 and 1995, respectively. There were no amounts capitalized or amortized in 1994.

      Revenue Recognition

      Revenue is recognized when the product is shipped or upon completion of installation of a trial electronic shelf label system, provided that no significant obligations remain and collection of the resulting receivable is deemed probable. Revenue from providing installation services to customers is recognized upon the completion of an installation. Maintenance revenue for services provided under maintenance contracts is recognized over the service contract period. Other revenue for parts and services is recognized when provided.

      Income Taxes

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires an asset and liability approach to the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred income taxes relate to timing differences between financial and income tax reporting for stock option compensation, product development costs, depreciation and other items.

      Earnings Per Share

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

               ELECTRONIC RETAILING SYSTEMS INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Adoption of New Accounting Standards

      In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123"), effective for fiscal years beginning after December 15, 1995. FAS 123 indicates a preference for a fair value based method of accounting for employee stock options, but allows for continuation of the intrinsic value based method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB Opinion 25"). The Company adopted FAS 123 effective January 1, 1996 and has chosen to continue its use of the intrinsic value based method of accounting. (See Note 10).

Note 3 -Related Party Transactions:

      The Company incurs certain common costs on behalf of affiliates, which are reimbursed by the affiliates. The Company subleases a portion of its headquarters facility to an affiliate. Such common costs, including sublease payments, amounted to $63,000, $112,000 and $184,000 in 1996, 1995 and 1994, respectively
(see Note 8). Unpaid amounts are included in receivables from affiliates at December 31, 1996 and 1995.

      The Company has received consulting services and paid a former member of its Board of Directors fees of $34,000, $34,000 and $38,000 in 1996, 1995 and 1994, respectively. The Company also received consulting services and paid fees to another former member of the Board of Directors of $20,000 and $38,000 in 1995 and 1994, respectively.

      On March 30, 1995, the Company entered into a revolving credit facility with its principal stockholders and certain members of its Board of Directors and their affiliates. On July 24, 1995, in connection with the sale of preferred stock (see Note 4), $3 million in debt borrowed under such revolving credit facility was surrendered, and the unused portion of the facility in the amount of $2 million was terminated. Interest expense in 1995 on amounts borrowed under the line of credit totaled $52,000, at an average rate of prime plus 1%. Additionally, a facility fee of $100,000 was paid to the lenders pursuant to the terms of the credit facility.

Note 4 - Preferred Stock:

      On July 24, 1995, the Company completed a private sale of 85,000 shares of its newly-created Series A Cumulative, Convertible Preferred Stock, $1.00 par value ("Series A Preferred Stock"), for an aggregate purchase price of $8.5 million. The purchase price was delivered by surrender of $3 million of the Company's debt held by the subscribers, which consisted of certain members of the Company's Board of Directors and their affiliates, and cash in the amount of $5.5 million. Subsequently in 1995, an affiliate of the

               ELECTRONIC RETAILING SYSTEMS INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Company's Chairman of the Board, and one of the subscribers, acquired 35,000 additional shares of Series A Preferred Stock at a purchase price per share of $100.

      On July 11, 1996 in connection with the Company's offshore public offering (see Note 5) and contemporaneous private placement, holders of the Company's Series A Preferred Stock converted their shares, in accordance with their terms, into an aggregate of 3,138,900 shares of Common Stock, $.01 par value ("Common Stock"). In connection with the conversion, payments aggregating $235,000 were made to the Series A Preferred Stock holders.

      Each share of Series A Preferred Stock entitled the holder to a dividend of $7.50 per annum, payable quarterly, which would cumulate if not paid. Dividends were payable by the Company, at its election, in either cash or in the form of additional shares of Series A Preferred Stock valued at $100 per share. Dividends paid to holders of record of such stock in 1996 and 1995 were paid in the form of additional shares of Series A Preferred Stock (aggregating 5,556 shares).

      Each share of Series A Preferred Stock, valued at $100, was convertible into shares of the Company's Common Stock at a conversion price of $4.00 (subject to certain adjustments), and was subject to redemption, at the option of the Company, at a price of $100 under certain conditions. Holders of Series A Preferred Stock voted together with holders of Common Stock, each share carrying one vote, and were entitled to a liquidation preference of $100 per share.

Note 5 - Common Stock Offering:

      On July 11, 1996, the Company completed the offshore public offering of an aggregate of 4,963,500 shares of its Common Stock, in accordance with Regulation S under the Securities Act of 1933, and the contemporaneous private placement to subscribers, including certain members of the Company's Board of Directors and their affiliates, of an aggregate of 911,657 shares of Common Stock. Net proceeds from these transactions were approximately $12 million (exclusive of non-cash expenses represented by the issuance of 218,957 shares of Common Stock as commissions).

Note 6 - Long-Term Liabilities:

      On August 12, 1994, the Company completed a financing arrangement with the Connecticut Development Authority ("CDA"), under which the CDA loaned $2 million to the Company at closing and agreed to loan the Company up to an additional $3 million through August 12, 1997. At December 31, 1995, $3.35 million was outstanding under such facility, with the remainder of the $5 million credit limit advanced in February 1996. Such indebtedness is repayable five years after closing, accrues interest, payable

               ELECTRONIC RETAILING SYSTEMS INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


monthly, at a rate of 7.4% per annum, is subject to prepayment without premium at the option of the Company, and is convertible into shares of the Common Stock of the Company. Such indebtedness is secured by the Company's assets. The Company also issued to the CDA warrants to purchase 600,000 shares of Common Stock.

      During 1995, the Company also entered into agreements with the CDA, which became effective upon consummation of the initial sale of the Company's Series A Preferred Stock (see Note 4), whereby, through August 12, 1997, the conversion price of the debt held by the CDA and the exercise price of its warrants were reduced so as to be calculated as $3.00 plus the average market price of the Common Stock during the 18 months prior to conversion, and thereafter as $3.00 plus the average market price of Common Stock during the twelve months prior to conversion. Pursuant to such agreements, and as a result of additional provisions contained in the CDA's warrants, effective upon consummation of the sale of the Preferred Stock, and issuance of the initial dividend thereon: (i) through August 12, 1997, the exercise price of the CDA's warrants was reduced so as to be calculated as $2.58 plus the average market price of the Common Stock during the 18 months prior to exercise, and thereafter as $2.58 plus the average market price of the Common Stock during the twelve months prior to exercise, and (ii) the number of shares subject to purchase upon exercise of the CDA's warrants was adjusted to 699,724.

Note 7 - Customer Information:

      All of the Company's sales are to customers in the retail food market industry. Significant customer sales for the years ended
December 31, 1996, 1995 and 1994 were as follows:

      Customer                                  1996        1995        1994
      --------                                  ----        ----        ----
      The Stop & Shop Supermarket Company       46%          --          --
      Big Y Foods, Inc.                         20%          --          --
      Shaw's Supermarkets, Inc.                 13%         26%          --
      H.E. Butt Grocery Co.                      --         30%         14%
      The Vons Companies, Inc.                   --         27%         67%


Note 8 - Commitments:

      The Company leases its facilities under operating lease agreements. During 1996, 1995 and 1994 rental expense amounted to approximately $278,000, $295,000 and $258,000, respectively.

               ELECTRONIC RETAILING SYSTEMS INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Future minimum lease payments on a calendar year basis under non-cancelable leases, as of December 31, 1996 are as follows:

                                      Total
                                    Commitments
                                    -----------
                  1997              $218,000
                  1998                23,000
                                    --------
                                    $241,000
                                    ========

The Company subleases a portion of its headquarters facility to an affiliate for which sublease payments were $63,000 in 1996. Future sublease amounts from its affiliate are $83,000 in 1997.

Note 9 - Research and Development:

      Research and development activities were a major component of the Company's expenditures and efforts during 1996, 1995 and 1994. The Company's research and development expenses (including the allocation of salaries) during 1996, 1995 and 1994 were $1,117,000, $2,491,000 and $2,571,000, respectively.

      During 1995 and 1994, the Company had research and development contracts with unaffiliated parties for both hardware and software elements of its electronic shelf labeling system. The Company reimbursed these contractors generally based on milestone achievements or satisfactory performance.

Note 10 - Stock Option and Defined Contribution Plan:

      The Company has an employee stock option plan whereby options to purchase shares of Common Stock may be granted to key employees of the Company. In June 1994 and December 1996, the stockholders approved an increase in the number of authorized shares of Common Stock available for issuance under the plan from 850,005 to 1,225,000 and from 1,225,000 to 1,775,000, respectively. Options granted under the plan typically become exercisable over a period of four years. The consolidated statement of operations for the years ended December 31, 1996, 1995 and 1994 includes noncash compensation expense of $44,000, $27,000, and $1,119,000, respectively, representing compensation earned for service through the periods then ended related to option grants.

               ELECTRONIC RETAILING SYSTEMS INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      A summary of all option activity pursuant to the employee stock option plan is as follows:

                                                Price Range       Options
                                                -----------       -------

      Options outstanding December 31, 1993     $ .01-$6.00        697,978
                                                                  ---------
         Option grants                          $ .01-$8.50        239,823
         Options exercised                      $ .01             (193,500)
         Options canceled                       $ .01-$6.00        (13,931)
                                                                  ---------
      Options outstanding December 31, 1994     $ .01-$8.50        730,370
                                                                  ---------
         Option grants                          $ .01-$5.63        480,205
         Options exercised                      $ .01              (27,766)
         Options canceled                       $ .01-$8.50       (265,080)
                                                                  ---------
      Options outstanding December 31, 1995     $ .01-$6.00        917,729
                                                                  ---------
         Option grants                          $1.88-$2.25        380,784
         Options exercised                      $ .01              (65,860)
         Options canceled                       $2.25-$6.00       (354,161)
                                                                  ---------
      Options outstanding December 31, 1996     $ .01-$5.875       878,492
                                                                  =========


      The Company applies APB Opinion 25 and related interpretations in accounting for its employee stock option plan. Stock option compensation expense recognized by the Company was $44,000, $27,000, and $1,119,000 for 1996, 1995, and 1994, respectively.
Had compensation expense for the Company's employee stock option plan been determined based on the fair value at the grant dates of awards under the plan, consistent with FAS 123, the Company's net loss and net loss per common share would have been the pro forma amounts indicated below:

                                          1996              1995
                                          ----              ----
            Net loss:
             As reported                  ($9,412,000)      ($10,868,000)
             Pro forma                    ($9,412,000)      ($11,221,000)

            Net loss per common
             share:
              As reported                 ($0.60)           ($0.95)
              Pro forma                   ($0.60)           ($0.98)

               ELECTRONIC RETAILING SYSTEMS INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for employee stock option grants in 1996 and 1995: dividend yield of 0%; expected volatility of 53%; risk-free interest rate of 7%; and expected life of 5 years. The weighted average fair value of options granted during the years ended December 31, 1996 and 1995 was $1.30 and $2.98, respectively.

      The following table summarizes information about employee stock options outstanding and exercisable at December 31, 1996:

                              Weighted    Weighted                Weighted
  Range of                    Average     Average                 Average
  Exercise        Number      Remaining   Exercise    Number      Exercise
   Prices         Outstanding Life        Price       Exercisable Price
  -----------     ----------- ---------   ---------   ----------- --------
  $ .01           389,676     5 years     $ .01       70,125      $ .01
  $1.88-$3.63     371,784     9           $2.25       10,000      $1.88
  $5.00-$5.875    117,032     8           $5.05       64,917      $5.09
                  ---------                           ---------
                  878,492                             145,042
                  =========                           =========

      Additionally, the Company has a director stock option plan under which options covering shares of Common Stock may be granted to directors of the Company. In January 1997, the stockholders approved an increase in the number of authorized shares of Common Stock available under the plan from 50,000 to 150,000. During 1996, 122,500 options were granted to directors of the Company to purchase an equal number of common shares pursuant to this plan at option prices ranging from $1.875 to $3.38. All such options remain outstanding as of December 31, 1996.

      The Company has a defined contribution profit sharing and savings plan which qualifies under Section 401(k) of the Internal Revenue Code for employees meeting certain service requirements. Participants may contribute up to 30% of their gross wages, not to exceed in any given year a limitation set by Internal Revenue Service regulations (such limitation was $9,500 in 1996). The plan provides for discretionary matching contributions, as determined by the Board of Directors, to be made by the Company. There have been no discretionary amounts contributed to the plan as of December 31, 1996.

               ELECTRONIC RETAILING SYSTEMS INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Income Taxes:

      The Company has incurred net losses since inception which have generated net operating loss carryforwards of $43.9 million for federal income tax purposes. These carryforwards are available to offset future taxable income and begin to expire in the years 2008 and 1998 for federal and state income tax purposes, respectively. These losses are subject to limitation on future years utilization should certain ownership changes occur.

      The net operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes result in a noncurrent deferred tax benefit at December 31, 1996 and 1995 of $21.1 million and $17.5 million, respectively. In consideration of the Company's accumulated losses and the uncertainty of its ability to utilize this deferred tax benefit in the future, the Company has recorded a valuation allowance of an equal amount on such dates to fully offset the deferred tax benefit amount.

      Significant components of the noncurrent deferred tax asset at December 31, 1996 and 1995 are as follows:

                                                1996              1995
                                                ----              ----
      Net operating loss carryforwards          $18,256,000       $14,568,000
      Stock option compensation                   2,566,000         2,904,000
      Other                                         293,000            54,000
                                                -----------       -----------
      Total deferred tax benefit                 21,115,000        17,526,000
      Valuation allowance                       (21,115,000)      (17,526,000)
                                                ------------      ------------
            Net noncurrent deferred tax asset   $   --            $   --
                                                ============      ============


      In 1996, 1995 and 1994 a statutory Federal income tax rate of 34% and a state income tax rate of 7.6%, net of the Federal tax benefit, was applicable to the Company. Due to the Company's taxable losses the effective tax rate was nil in each year.

      The financial statement income tax provision differs from income taxes determined by applying the statutory Federal income tax rate to the financial statement net loss for the years ended December 31, 1996, 1995 and 1994 as a result of the following:

               ELECTRONIC RETAILING SYSTEMS INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                          1996        1995        1994
                                          ----        ----        ----

Tax benefit at Federal statutory rate     $3,200,000  $3,695,000  $3,835,000
State income tax benefit, net of
 Federal tax charge                          714,000     825,000     856,000
Net loss not providing current
 year tax benefit                         (3,608,000) (4,428,000) (4,358,000)
Other                                       (306,000)    (92,000)   (333,000)
                                          ----------- ----------- -----------
 Provision for income taxes               $    --     $    --     $    --
                                          =========== =========== ===========

Note 12 - Subsequent Events:

      Sale of Senior Discount Notes and Warrants

      On January 24, 1997, the Company completed the sale, in a private offering, of 147,312 Units ("Units") consisting of $147,312,000 principal amount at maturity of 13-1/4% Senior Discount Notes due February 1, 2004 (the "Notes") together with warrants to purchase an aggregate of 2,538,258 shares of Common Stock, at an exercise price of $5.23 per share, exercisable from the period commencing on the first anniversary of closing through February 1, 2004.

      The Units were sold to investors at a price aggregating $100 million, representing a yield to maturity on the Notes of 13-1/4%. No cash interest will accrue on the Notes prior to February 1, 2000. Interest will be payable thereafter on February 1 and August 1 of each year commencing August 1, 2000. The Notes are non-callable prior to February 1, 2001. Upon specified change in control events, each holder has the right to require the Company to purchase its Note at a specified price. The net proceeds to the Company approximated $95 million.

      The indenture under which the Notes were issued places limitations on operations and sales of assets by the Company or its subsidiaries, requires maintenance of certain financial ratios in order for the Company to incur additional indebtedness (subject to specified exceptions), requires the delivery by the Company's subsidiaries of guaranties if specified debt is subsequently incurred by such subsidiaries, and limits the Company's ability to pay cash dividends or make other distributions to the holders of its capital stock or to redeem such stock.

      Increase in Authorized Shares of Common Stock

      On January 13, 1997, the Company's stockholders voted to approve an increase in the number of authorized shares of Common
Stock from 25,000,000 to 35,000,000 shares.

                               INDEX TO EXHIBITS

Exhibit
Number                    Document Description
-------                   --------------------
3.1      -    Certificate of Incorporation of the
               Company (Incorporated by reference
               to Exhibit 3.1 of the Registration
               Statement on Form S-4 No. 333-21893).

3.2      -    By-laws of the Company (Incorporated
               by reference to Exhibit 3.2 to the
               Registration Statement on Form S-4
               No. 333-21893).

10.1     -    Form of Reorganization Agreement
               dated March 12, 1993 among the
               Company, the Principal Subsidiary,
               Norton Garfinkle, The G/N
               Garfinkle Trust, Bruce F.
               Failing, Jr., The Failing Trust,
               Elizabeth Z. Failing, Robert D.
               Power and John Stevens (Incorporated
               by reference to Exhibit 10.1 to
               the Registration Statement on
               Form S-1 No. 33-59486).

10.2     -    Form of Registration Rights Agreement
               dated March 12, 1993 among the Company,
               Norton Garfinkle, The G/N Garfinkle
               Trust, Bruce F. Failing, Jr., The
               Failing Trust, Elizabeth Z. Failing,
               Robert D. Power and John Stevens
               (Incorporated by reference to Exhibit
               10.2 to the Registration Statement on
               Form S-1 No. 33-59486).

10.3     -    Form of Restated Stockholders' Agree-
               ment dated March 12, 1993 among
               Norton Garfinkle, The G/N Garfinkle
               Trust, Bruce F. Failing, Jr., The
               Failing Trust and Elizabeth Z. Failing
               (Incorporated by reference to Exhibit
               10.3 to the Registration Statement on
               Form S-1 No. 33-59486).

10.4     -    Form of Reorganization Agreement
               dated March 12, 1993 among the
               Company, the Partnership, the
               the Principal Subsidiary, and the
               limited partners of the Partnership
               (Incorporated by reference to
               Exhibit 10.4 to the Registration
               Statement on Form S-1 No. 33-59486).

10.5     -    Form of Registration Rights Agreement
               dated March 12, 1993 among the
               Company and the limited partners of
               the Partnership (Incorporated by
               reference to Exhibit 10.5 to
               the Registration Statement on
               Form S-1 No. 33-59486).

10.6     -    Subscription Agreements, each dated
               as of July 24, 1995, between the
               Company and, respectively, Donald E.
               Zilkha, Bruce F. Failing, Jr., Hanseatic
               Corporation and Garfinkle Limited Partner-ship II (Incorporated by reference to Exhibit 5(c) of the Current Report on
               Form 8-K dated July 24, 1995).

10.7     -    Registration Rights Agreement dated as
               of July 24, 1995 among the Company,
               Donald E. Zilkha, Bruce F. Failing,
               Jr., Hanseatic Corporation and Garfinkle
               Limited Partnership II (Incorporated by
               reference to Exhibit 5(d) of the Current
               Report on Form 8-K dated July 24, 1995).

10.8     -    Lease dated as of June 8, 1992 be-
               tween the Company (as assignee) and
               Wilton Office Associates Limited
               Partnership (Incorporated by reference
               to Exhibit 10.9 to the Registration
               Statement on Form S-1 No. 33-59486).

10.9     -    Technical Services Agreement dated
               October 1, 1985 between Telepanel, Inc.
               and Amacrine International, Inc.
               (Incorporated by reference to Exhibit
               10.10 to the Registration Statement on
               Form S-1 No. 33-59486).

10.10    -    License Agreement dated January 27,
               1993 between the Company and Telepanel
               Systems Inc. (Incorporated by reference
               to Exhibit 10.11 to the Registration
               Statement on Form S-1 No. 33-59486).

10.11    -    Note and Warrant Purchase Agreement
               dated as of August 12, 1994 among
               the Company, the Principal Subsidiary,
               and the Connecticut Development
               Authority (Incorporated by reference
               to Exhibit 10(a) to the Quarterly
               Report on Form 10-Q for the
               period ended June 30, 1994).

10.12    -    7.4% Convertible Note dated August
               12, 1994 executed by the Company
               and the Principal Subsidiary
               to the Connecticut Development
               Authority (Incorporated by reference
               to Exhibit 10(b) to the Quarterly
               Report on Form 10-Q for the period
               ended June 30, 1994).

10.13    -    Stock Subscription Warrant dated
               August 12, 1994 issued by the
               Company to the Connecticut
               Development Authority (Incorporated
               by reference to Exhibit 10(c) to
               the Quarterly Report on Form 10-Q
               for the period ended June 30, 1994).

10.14    -    Conditional Assignment and Security
               Agreement dated August 12, 1994 among
               the Company, the Principal Subsidiary
               and the Connecticut Development Authority
               (Incorporated by reference to Exhibit
               10(d) to the Quarterly Report on Form
               10-Q for the period ended June 30, 1994).

10.15    -    Revolving Credit Loan Agreement dated
               as of March 30, 1995 between the Company and the lenders named in Annex 1 (Incor-porated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 1994).

10.16    -    Placing Agreement dated July 5, 1996
               between the Company and Henderson
               Crosthwaite Institutional Brokers
               Limited (Incorporated by reference
               to Exhibit 5(c) to the Company's
               Current Report on Form 8-K dated
               July 11, 1996).

10.17    -    Agreement with respect to U.S. Sec-
               urities Laws dated July 2, 1996
               between the Company and Henderson
               Crosthwaite Institutional Brokers
               Limited (Incorporated by reference
               to Exhibit 5(d) to the Company's
               Current Report on Form 8-K dated
               July 11, 1996).

10.18    -    Forms of Subscription Agreement accep-
               ted July 5, 1996 by the Company (Incor-
               porated by reference to Exhibit 5(f)
               to the Company's Current Report on
               Form 8-K dated July 11, 1996.

10.19    -    Registration Rights Agreement dated
               July 11, 1996 between the Company and
               the subscribers parties thereto (Inc-
               orporated by reference to Exhibit 5(g)
               to the Company's Current Report on
               Form 8-K dated July 11, 1996.

10.20    -    Purchase Agreement dated as of January
               20, 1997 between the Company and
               Credit Suisse First Boston Corporation
               and UBS Securities LLC (Incorporated by
               reference to Exhibit 1.1 to the  Regis-
               tration Statement on Form S-4 No.
               333-21893).

10.21    -    Warrant Agreement dated as of January
               24, 1997 between the Company and
               American Stock Transfer & Trust Company
               (Incorporated by reference to Exhibit
               10.20 to the  Registration
               Statement on Form S-4 No. 333-21893).

10.22    -    Indenture dated as of January 24,
               1997 between the Company and United
               States Trust Company of New York (Inc-
               orporated by reference to Exhibit 4.1
               to the Registration Statement on
               Form S-4 No. 333-21893).

10.23    -    Registration Rights Agreement dated
               January 20, 1997 between the Company
               and Credit Suisse First Boston Corp-
               oration and UBS Securities LLC (Inc-
               orporated by reference to Exhibit
               4.3 to the Registration Statement
               on Form S-4 No. 333-21893).

10.24    -    Promissory Note dated October 7, 1992
               of Paul M. Patrick in the principal
               amount of $35,000 in favor of the Company
               (Incorporated by reference to Exhibit
               10.12 to the Registration Statement
               on Form S-1 No. 33-59486).

10.25    -   Form of the Company's 1993 Employee
               Stock Option Plan (Incorporated by
               reference to Exhibit 10.22 to the
               Registration Statement on Form S-4
               No. 333-21893).

10.26    -    Form of the Company's 1993 Director
               Stock Option Plan (Incorporated by
               reference to Exhibit 10.23 to the
               Registration Statement on Form S-4
               No. 333-21893).

11.1     -    Statement of Computation of Per Share
               Earnings.

12.1     -    Statement of Computation of Ratio of
               Earnings to Fixed Charges.

21       -    Subsidiaries of the Company.

23       -    Consent of Price Waterhouse LLP.

24       -    Power of Attorney (See "Power of
               Attorney" in this Annual Report on
               Form 10-K).

27       -    Financial Data Schedule.