Form 10-K/A
period 1996-12-31
ELECTRONIC RETAILING SYSTEMS INTERNATIONAL INC
filed 1997-04-22
CIK 898747

SECURITIES AND EXCHANGE COMMISSION
                                      Washington, D.C. 20549

                                            FORM 10-K/A

                           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                              OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                      Commission file
    December 31, 1996                          number 0-21456
--------------------------                     ----------------

                         ELECTRONIC RETAILING SYSTEMS INTERNATIONAL, INC.
                         ------------------------------------------------
     (Exact name of registrant as specified in its charter)

         Delaware                                 06-1361276
-------------------------------               -------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)

           372 Danbury Road
           Wilton, Connecticut                                          06897
----------------------------------------        -----------------
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
                                        Yes    X       No
                                            -------      -----

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-K or any amendment to this Form 10-K. [   ]

          State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, as of a specified date within 60 days prior to the date of filing.

Aggregate market value as of March 15, 1997.....$41,315,305


                Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.


        Common Stock, $.01 par value,
        as of March 15, 1997. . . . . . . . . . . . . . . .21,068,206 shares



                                DOCUMENTS INCORPORATED BY REFERENCE

        List hereunder the documents, all or portions of which are incorporated by reference herein, and the part of the Form 10-K into which the document is incorporated: Proxy Statement to be filed with respect to the 1997 Annual Meeting of Stockholders-
Part III.

                                          AMENDMENT NO. 1

        The undersigned hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the
"Annual Report"), as set forth in the pages attached hereto:

                Item 10.       Directors and Executive Officers of the
                               Registrant

                Item 11.       Executive Compensation

                Item 12. Security Ownership of Certain Beneficial Owners and Management

                Item 13.       Certain Relationships and Related
                               Transactions

        As more fully described under "Item 1. Business", Electronic Retailing Systems International, Inc. (the "Company") was incorporated in Delaware in February 1993 to serve as a holding company for the business and assets of Electronic Retailing
Systems International, Inc. (the "Principal Subsidiary"), which was incorporated in Connecticut in 1990, and ERS Associates
Limited Partnership (the "Partnership"), which was organized in Connecticut in 1992 in order to continue the business and hold the principal assets of the Principal Subsidiary. The combination of the Company, the Principal Subsidiary and the Partnership effected immediately prior to the closing of the Company's initial public offering of common stock, $.01 par value ("Common Stock"), in May 1993, is referred to in the Annual Report, as hereby amended, as the "Combination." Unless the context otherwise requires, references in the Annual Report, as hereby amended, to the "Company" refer to Electronic Retailing Systems International, Inc., a Delaware corporation, and its subsidiaries and, with respect to operations prior to the Combination, its predecessors. References to historical financial information of the Company prior to the date of the Combination refer to the historical financial information of the Principal Subsidiary.

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
                --------------------------------------------------

        Certain biographical information concerning the directors of the Company is set forth below. Such information was furnished by them to the Company.

Name of Director                  Age                  Biographical Information
----------------                  ---                  ------------------------
Paul A. Biddelman                  51                  Treasurer, Hanseatic Cor-
                                                       poration (private investment
                                                       company) since 1992; Managing
                                                       Director, Clements Taee
                                                       Biddelman Incorporated
                                                       (financial advisors) from 1991
                                                       to 1992; Director: Insituform
                                                       Technologies, Inc., Celadon
                                                       Group, Inc., Premier Parks,
                                                       Inc., Petroleum Heat & Power
                                                       Company, Inc., Star Gas
                                                       Corporation (general partner of
                                                       Star Gas Partners, L.P.), and
                                                       Oppenheimer Group, Inc.;
                                                       Director of the Company since
                                                       1993.

David Diamond                      38                  Executive Vice President of
                                                       Marketing and New Applications,
                                                       Catalina Marketing Corp., since
                                                       January 1997; consultant to
                                                       suppliers of products and
                                                       services to the supermarket
                                                       industry since 1994; President
                                                       of Lamaze Publishing Company,
                                                       Inc. from 1992 until 1994;
                                                       Director of the Company since
                                                       1996.

Bruce F. Failing, Jr.   48                             Founder of the Company in 1990,
                                                       and its Vice Chairman of the
                                                       Board and Chief Executive
                                                       Officer; President of the
                                                       Company through February 1997;
                                                       Director of the Company since
                                                       1990.

Norton Garfinkle        66                             Founder of the Company in 1990,
                                                       and its Chairman of the Board;
                                                       Chairman of Cambridge Manage-
                                                       ment Corporation (manufacturer
                                                       and marketer of DAP series of
                                                       massively parallel processing
                                                       computers) since prior to 1992,
                                                       and Chairman of its affiliates
Name of Director       Age         Biographical Information
----------------                  ___                  ------------------------
                                                       (engaged in the research and
                                                       development of new tech-
                                                       nologies), including Oxford
                                                       Management Corporation, during
                                                       same period; Director of the
                                                       Company since 1990.*

George B. Weathersby    52                             President of the Company since
                                                       1997 and Chairman of the
                                                       Executive Committee of its
                                                       Board of Directors; Vice
                                                       Chairman of Cambridge
                                                       Management Corporation and
                                                       affiliates, including Oxford
                                                       Management Corporation, since
                                                       1993; general partner,
                                                       Founder's Court (investment
                                                       management firm) from prior to
                                                       1992 to 1993; Director of the
                                                       Company since 1996.

Donald E. Zilkha        46                             President, Zilkha & Company
                                                       (private investment advisor)
                                                       since prior to 1992; Director
                                                       of the Company since 1993.

_________________
*       In December 1995, pursuant to an agreement with New York State authorities, Mr. Garfinkle admitted to a misdemeanor relating to his 1989
        New York State return and paid all taxes required by the agreement.


        See "Item 12. Security Ownership of Certain Beneficial Owners and Management" for information concerning arrangements between the controlling stockholders of the Company concerning the election of directors, which information is incorporated herein by reference.

        For information concerning the executive officers of the Company, see pages 19 to 21 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 as originally filed, under the caption "Item 1. Business-Executive Officers", which information is incorporated herein by reference.

        There are no family relationships among any of the executive officers or directors of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

        Based solely upon a review of copies of reports received by it pursuant to Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act"), and the written representations of its incumbent directors and officers, and holders of more than ten percent of any registered class of the Company's equity securities, the Company believes that during 1996 all filing requirements applicable to its directors, officers and ten percent holders under said section were satisfied, except that the Form 3 of each of Messrs. Diamond and Weathersby was filed after the due date thereof in connection with their board appointments.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------
Director Compensation

        In April 1993, the stockholders of the Predecessor Corporation approved the Electronic Retailing Systems International, Inc. 1993 Director Stock Option Plan (the "Director Option Plan") previously adopted by its Board of Directors and, as part of the Combination, the Company assumed such plan. Under the Director Option Plan, pursuant to amendments approved by the stockholders of the Company in January 1997, options to purchase up to 150,000 shares of the Company's Common Stock may be granted to directors of the Company. The Company has the ability to grant options under the Director Option Plan to executive officers who are directors, which are intended to be "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), provided that the option exercise price is equal to the fair market value of the Common Stock on the date of grant. Other options granted under the Director Option Plan will be nonqualified options.

        The Director Option Plan is administered by the Director Stock Option Committee of the Board of Directors of the Company, which determines the persons who are to receive options and the number of shares subject to each option. Paul A. Biddelman, David Diamond, George B. Weathersby and Donald Zilkha hold options granted under the Director Option Plan in June 1996 covering, respectively, 20,000 shares, 12,500 shares, 20,000 shares and 20,000 shares of Common Stock, exercisable at a price per share equal to $1.875, the closing price per share of Common Stock on the Nasdaq Stock Market on the date of grant, and Mr. Weathersby holds an additional option granted under the Director Option Plan in December 1996 covering 50,000 shares of Common Stock, exercisable at a price per share equal to $3.38, the closing price per share of the Common Stock on the Nasdaq Stock Market on the date of grant. All such options expire five years from the date of grant and are exercisable on the date of grant with respect to one-quarter of the shares covered thereby, with an additional one-quarter of such shares becoming exercisable annually thereafter.

        The Company has not adopted any director fee arrangement, but reimburses all of its directors for their out-of-pocket expenses incurred in the performance of their duties as directors of the Company.

Executive Compensation

        Summary Compensation Table. The following table sets forth information concerning the annual compensation for each of the Company's last three completed fiscal years of: (i) the Company's chief executive officer, (ii) each of the four other most highly-compensated executive officers during the most recent fiscal year, and (iii) an additional individual who would have been among the four such other most highly-compensated executive officers during the most recent fiscal year, but was not an executive officer at the end of such year:

                                         Summary Compensation Table

                                                         Long-Term
                                                                        Compensation    All
                                 Annual Compensation     Securities    Other
    Name and                    ----------------------   Underlying   Compen-
Principal Position       Year   Salary($)     Bonus($)   Options (#)  sation($)
------------------       ----   ---------     --------   -----------  ---------
Bruce F. Failing, Jr...  1996    246,567        --          --           --
President                1995    327,269        --          --           --
                         1994    346,500        --          --           --

Wayne Benoit...........  1996    138,462        --          --         15,000(2)
Executive Vice           1995    200,000      10,000      200,000(3)     --
 President, Chief        1994    136,463        --        200,000      26,926(2)
 Operating Officer(1)

Michael R. Valiton.....  1996    140,942        --        100,000(3)     --
Senior Vice              1995    108,000        --         30,000
 President, Technology   1994       --          --           --          --
 and Operations(4)

James M. Nolan, Jr.....  1996    130,952        --         30,000(3)   11,538(2)
Vice President,          1995    130,000        --         10,000      15,000(2)
New Product              1994    130,000        --         12,500      15,000(2)
 Development(2)

Paul M. Patrick........  1996    147,404        --           --          --
Vice President Sales,    1995    150,000        --           --          --
 North America(5)        1994    150,000        --           --          --

William D. Ames........  1996    127,750        --         30,000      31,292(2)
Vice President,          1995     90,000        --           --         6,389(2)
 Manufacturing(6)        1994       --          --           --          --

-------------------------
(1)     Mr. Benoit became an executive officer upon joining the Company in April 1994 and served in such capacity through his assumption of other duties in the
        Company in March 1996 prior to his resignation from the Company in May 1996.

(2)     Represents relocation expense.

(3) Such options replaced options previously granted and surrendered contemporaneously with such replacement.

(4) Mr. Valiton became an executive officer in January 1995 after joining the Company in the prior year.

(5) Mr. Patrick served as an executive officer through his assumption of other duties in the Company in March 1995. Mr. Patrick resumed the duties of executive officer in March 1996.

(6)     Mr. Ames became an executive officer in April 1995.

        Option Grant Table. The following table sets forth certain information regarding options granted by the Company during the year ended December 31, 1996, to the individuals named in the above compensation table:

                                           Option Grants in Last Fiscal Year

                                                                                             Potential Realizable
                                                Individual Grants                         Value at Assumed
                                          --------------------------------                    Annual Rates of
                          Number of     % of Total              Market                     Stock Price
                         Securities       Options               Price                    Appreciation for
                         Underlying     Granted to    Exercise Per Share                  Option Term(1)
                           Options     Employees in    Price    on Date    Expiration  ----------------------
Name                      Granted(#)   Fiscal Year    ($/sh)   of Grant($)    Date      5%($)         10%($)
----                      -----------     ------------   --------  ----------- ----------  ------         ------
Bruce F. Failing, Jr...    --                 --           --         --      --           --             --
Wayne Benoit...........    --                 --           --         --         --
Michael R. Valiton.....   100,000(2)         26.3         2.25       2.25      07/25/06    142,000        359,000
James M. Nolan, Jr.....    30,000(3)          7.9         2.25       2.25      07/25/06     42,000        108,000
Paul M. Patrick........    --                 --            --        --         --           --             --
William D. Ames........    30,000(4)          7.9         2.25       2.25      07/25/06     42,000        108,000



(1)     Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on arbitrarily assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the respective options are granted to their expiration date.

(2)     In July 1996, Mr. Valiton surrendered options with respect to 30,000 shares of Common Stock previously granted and was granted a portion of such options in replacement thereof exercisable at a price per share of $2.25, that become exercisable with respect to one-quarter of such options on July 25, 1997, with an additional one-sixteenth thereof becoming exercisable every quarter thereafter.

(3)     In July 1996, Mr. Nolan surrendered options with respect to 20,000 shares of Common Stock previously granted and was granted a portion of such options in replacement thereof exercisable at a price per share of $2.25, that become exercisable with respect to one-quarter of such options on July 25, 1997, with an additional one-sixteenth thereof becoming exercisable every quarter thereafter.

(4)     One-quarter of such option becomes exercisable at July 25, 1997, with an additional one-sixteenth thereof becoming exercisable every quarter thereafter.


        Aggregate Option Exercises and Year-End Option Table. The following table sets forth certain information regarding exercises of stock options, and stock options held as of December
31, 1996, by the individuals named in the above compensation table.

                                    Aggregate Option Exercises in Last Fiscal Year
                                           and Fiscal Year-End Option Values

                                                            Number of Securities           Value of Unexercised
                                                           Underlying Unexercised          In-the-Money Options
                                                        Options at Fiscal Year-End(#)        at Year-End(1)
                          Shares Acquired    Value      -----------------------------    --------------------------
Name                      on Exercise (#)  Realized($)  Exercisable     Unexercisable    Exercisable  Unexercisable
----                      ---------------  -----------  -----------     -------------    -----------  -------------
Bruce F. Failing, Jr...        --              --           --               --               --            --

Wayne Benoit...........        --              --           --               --               --            --

Michael R. Valiton....         --              --                          100,000            --         188,000

James M. Nolan, Jr.....        --              --           --              50,000            --         139,000

Paul M. Patrick.......         --              --           --              93,500            --         385,000

William D. Ames.......                                                     30,000                        56,000

________________________
(1)     Calculated on the basis of the fair market value of the underlying securities at the exercise date or at year-end, as the case may be, less the respective exercise prices.

1993 Employee Stock Option Plan

        In April 1993, the stockholders of the Principal Subsidiary approved the Electronic Retailing Systems International, Inc.
1993 Employee Stock Option Plan (the "Employee Option Plan") previously adopted by its Board of Directors and, as part of the Combination, the Company assumed such plan. Under the Employee Option Plan, pursuant to amendments approved by the stockholders of the Company in June 1994 and December 1996, options to purchase up to 1,775,000 shares of the Company's Common Stock may be granted to key employees of the Company and its subsidiaries, including executive officers who are not directors. The Company is able to grant options under the Employee Option Plan which are intended to be "incentive stock options" within the meaning of
Section 422 of the Code, provided that the option exercise price is equal to the fair market value of the Common Stock on the date of grant. Other options granted under the Employee Option Plan are nonqualified options.

        The Employee Option Plan is administered by the Compensation Committee of the Board of Directors, which determines the persons who are to receive options and the number of shares subject to each option. As of April 1, 1997, options covering an aggregate of 820,888 shares of Common Stock were outstanding pursuant to the Employee Option Plan, and options covering an aggregate of 323,892 shares had been exercised.

Compensation Committee Interlocks and Insider Participation

        During the year ended December 31, 1996, the members of the Company's Compensation Committee were Norton Garfinkle, Paul
Biddelman and Donald Zilkha.

        In July 1996, in connection with completion by the Company of its offshore public offering, and contemporaneous domestic private placement (the "1996 Private Placement"), of Common
Stock, all shares of Series A Cumulative, Convertible Preferred Stock, $1.00 par value (the "Series A Preferred Stock"), of the Company held by Garfinkle Limited Partnership II (the "Garfinkle Partnership"), an affiliate of Mr. Garfinkle, by Hanseatic Corporation ("Hanseatic"), in which Mr. Biddelman is an officer, and by Mr. Zilkha, were converted, in accordance with their terms, into shares of Common Stock (the "Conversion Shares"), pursuant to agreements entered into between the Company and such holders, respectively. Upon conversion, such holders became entitled to the amounts of $151,755, $59,197 and $2,760, respectively, from the Company. Such amounts were applied by the Garfinkle Partnership and Mr. Zilkha, together with additional amounts paid by such parties, to subscriptions in the 1996
Private Placement covering, respectively, 200,781 shares and 45,672 shares of Common Stock, upon the same terms as the other investors therein, which included the extension by the Company of incidental registration rights covering such shares.

        Prior to conversion, dividends on each share of Series A Preferred Stock of $7.50 per annum were payable by the Company, at its election, in cash or in the form of additional shares of Series A Preferred Stock valued at $100 per share. On January 1, 1996 and April 1, 1996 (the "1996 Dividend Payment Dates"), regular quarterly dividends on the Series A Preferred Stock were paid in the form of an aggregate of 3,937 additional shares of Series A Preferred Stock (2,733 shares of which were issued to the Garfinkle Partnership, 1,151 shares to Hanseatic, and 53 shares to Mr. Zilkha). Holders of Conversion Shares remain entitled to certain demand and incidental registration rights which, in the case of such demand rights, obligate the Company to register such shares, on two occasions, provided that the holders of at least 500,000 shares notify the Company that they intend to offer for sale in the aggregate at least 100,000 shares of Common Stock.

        During the year ended December 31, 1996, the Company subleased to a company owned by Mr. Garfinkle and Bruce F. Failing, Jr., Vice Chairman of the Board and Chief Executive Officer of the Company, up to approximately 5,000 square feet of space adjacent to its premises in Wilton, Connecticut, at a rent equal to an allocated portion of the Company's expense pursuant to the underlying lease, based on space occupied, and was paid approximately $63,000 under such sublease arrangements.

        Under agreements (collectively, the "Combination
Agreements") entered into by the Company with the limited partners of the Partnership (including Mr. Zilkha and Hanseatic's predecessor-in-interest) and the stockholders of the Principal Subsidiary effectuating the Combination, the partners of the Partnership agreed to the termination of the partnership agreement of the Partnership and any ongoing related commitments, except for certain demand and incidental registration rights and co-sale rights to the limited partners. In addition, the former stockholders of the Principal Subsidiary, including Messrs.
Garfinkle and Failing and their respective affiliates and related family trusts, became entitled to certain demand and incidental registration rights with respect to shares of Common Stock issued to them in the Combination, which, in the case of such demand registration rights, operate pursuant to the standards applicable to Conversion Shares.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------

        The following table sets forth certain information as of April 1, 1997 with respect to the number of shares of Common Stock owned by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each executive officer and former executive officer of the Company named in the summary compensation table under "Item 11. Executive Compensation," and (iv) all directors and executive officers of the Company as a group:

                                             Number of Shares
                               of Common Stock          Percent
                             Beneficially Owned(1)      of Class
                             ---------------------      --------
Norton Garfinkle
 133 East 62nd Street
 New York, NY 10021(2).........    7,890,758(3)           37.4%

Bruce F. Failing, Jr.
 210 Round Hill Road
 Greenwich, CT 06831(2)........    3,145,637(4)           15.0

Fidelity International Limited
 Pembroke Hall
 42 Crow Lane
 Hamilton, Bermuda...........      2,099,000(5)           10.0

Connecticut Development Authority
 845 Brook Street
 Rocky Hill, CT 06067.........     1,502,291(6)            6.7

Wayne Benoit..................          --                  --

Michael Valiton...............          --                  --

James M. Nolan, Jr............          --                  --

Paul M. Patrick...............        46,750(7)               (8)

William D. Ames...............           --                 --

Paul A. Biddelman.............     1,005,300(9)(10)        4.8

David Diamond.................         4,125(11)              (8)

George B. Weathersby..........        17,500(7)               (8)

Donald E. Zilkha..............       102,472(10)              (8)

All executive officers and
 directors as a group
 (11 persons).................    12,212,542(12)          57.8
________________

(1) Except as otherwise indicated, as of April 1, 1997 all of such shares are owned with sole voting and investment power.

(2) Such stockholders are party to a stockholders agreement among Norton Garfinkle, Bruce F. Failing, Jr., certain family trusts and partnerships, and Elizabeth Z. Failing, as described below.

(3)     Includes 600,000 shares held by Garfinkle Limited Partnership
        I and 6,489,970.5 shares held by Garfinkle Limited Partnership
        II, both Delaware limited partnerships and with respect to each of which G.F. Management Corp. (all of the shares of which are held by Norton Garfinkle) acts as sole general partner.

(4) Includes 1,318,489 shares beneficially owned by a trust established for the benefit of Mr. Failing's children, 168,318 shares beneficially owned by Elizabeth Z. Failing, Mr.
        Failing's sister, and 20,000 shares beneficially owned jointly by Mr. Failing and his wife, Leigh Q. Failing.

(5) In a Statement on Schedule 13D filed with the Securities and Exchange Commission by Fidelity International Limited ("FIL"),
        FIL has reported that it beneficially owns such shares as investment adviser or the parent of the investment adviser to a number of non-U.S. investment companies or investment trusts.

(6) Represents (i) 699,724 shares issuable upon exercise of the Company's warrants exercisable at April 1, 1997 and (ii)
        802,568 shares issuable at such date upon conversion of the Company's convertible promissory note in the principal amount of $5,000,000. See "Item 13. Certain Relationships and Related
        Transactions."

(7) Represents shares issuable upon exercise of stock options granted by the Company exercisable within 60 days of April 1, 1997.

(8)     Less than one percent.

(9)     Includes 969,300 shares held by Hanseatic Americas LDC, a
        Bahamian limited duration company in which the sole managing member is Hansabel Partners, L.L.C., a Delaware limited liability company in which the sole managing member is Hanseatic Corporation, of which Mr. Biddelman is an officer.

(10) Includes 5,000 shares issuable upon exercise of stock options granted by the Company exercisable within 60 days of April 1, 1997.

(11)    Includes (i) 1,000 shares beneficially owned jointly by Mr.
        Diamond and his wife, and (ii) 3,125 shares issuable upon exercise of stock options granted by the Company exercisable within 60 days of April 1, 1997.

(12) Includes 77,375 shares issuable upon exercise of stock options granted by the Company exercisable within 60 days of April 1, 1997.

        Messrs. Garfinkle and Failing, together with certain family trusts and partnerships, and Mr. Failing's sister (each, together with his related parties, a "Stockholder Group"), are parties to an agreement dated March 1993 (the "Restated Stockholder Agreement"), under which: (i) both Stockholder Groups have agreed that, through the year 2003, they will use their best efforts to provide that the Board of Directors of the Company will consist of not more than seven directors, six of whom will be designated by Mr. Garfinkle and Mr. Failing in proportion to the respective beneficial holdings of shares of Common Stock of the Garfinkle Stockholder Group and the Failing Stockholder Group, (ii) except for sales effected pursuant to Rule 144 and transfers to affiliates, family members or related trusts, no such Stockholder Group may transfer any shares of Common Stock to any third party without first offering such shares to the other Stockholder Group at the same price as offered by such third party, (iii) through the year 2003, in the event a Stockholder Group proposes to transfer shares of Common Stock to a third party in a transaction pursuant to which control of the Company would change, the other Stockholder Group will have the right, on the same terms, to participate in such transaction, and (iv) through the year 2003, Mr. Garfinkle has the option to acquire at fair market value all shares held by the Failing Stockholder Group upon the death or incapacity of Mr. Failing, which option may be assigned to the Company, subject to the Company's acceptance of such option. Such arrangements terminate in the event either Stockholder Group owns less than ten percent of the outstanding Common Stock, or if Messrs. Garfinkle and Failing are unable to elect at least a majority of the Board of Directors of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND
          RELATED TRANSACTIONS
          -------------------------

        At April 1, 1997, Norton Garfinkle, Chairman of the Board and a director of the Company, together with two affiliated limited partnerships, beneficially owned approximately 37.4% of the outstanding Common Stock of the Company, and Bruce F. Failing, Jr., Vice Chairman of the Board and Chief Executive Officer and a director of the Company, together with a trust established for the benefit of his children, beneficially owned approximately 15.0% of the outstanding Common Stock of the Company. See "Item 11. Executive Compensation-Compensation Committee Interlocks and Insider Participation" above for information concerning agreements relating to the Company's Common Stock and Series A Preferred Stock, entered into by Mr. Garfinkle and by Paul A. Biddelman and Donald E. Zilkha, both directors of the Company, or their affiliates, which information is incorporated herein by reference.

        In connection with completion of the 1996 Private Placement, Mr. Failing converted all shares of Series A Preferred Stock held by him into Conversion Shares pursuant to an agreement entered into between the Company and him, upon which he became entitled to the amount of $21,705 from the Company. Such amount was applied, together with additional amounts paid by him, to acquire 31,870 shares of Common Stock in the 1996 Private Placement, upon the terms described above. On the 1996 Dividend Payment Dates, the Company paid an aggregate of 422 shares of Series A Preferred Stock to Mr. Failing as regular quarterly dividends on his shares of such stock held on such dates.

        See "Item 11. Executive Compensation-Compensation Committee Interlocks and Insider Participation" above for information concerning amounts paid to the Company during the year ended December 31, 1996 under a sublease with a company owned by Messrs. Garfinkle and Failing, and certain demand and incidental registration rights to which Messrs. Garfinkle and Failing became entitled with respect to shares of Common Stock issued to them in the Combination and attendant to the Conversion Shares, which information is incorporated herein by reference.

        During the year ended December 31, 1996, as a result of the advances by the Connecticut Development Authority (the "CDA") under the Company's convertible note (the "CDA Note"), and the exercisability of the Company's warrant (the "CDA Warrant") held by the CDA, the CDA was the beneficial owner of in excess of 5% of the outstanding Common Stock. At April 1, 1997, the Company was indebted under the CDA Note in the aggregate principal amount of $5,000,000 ($1,650,000 of which was borrowed during the most recent fiscal year). All such amounts are repayable in August
1999, accrue interest, payable monthly, at a rate of 7.4% per annum (of which $380,000 was paid during the year ended December
31, 1996) and are secured by the assets of the Company and the Principal Subsidiary. Such amounts are convertible into shares of Common Stock, through August 12, 1997 at an adjusted conversion price calculated at $3.00 plus the average market price of the Common Stock during the 18 months prior to conversion, and thereafter at $3.00 plus the average market price of the Common
Stock during the twelve months prior to conversion. The CDA
Warrant is exercisable through August 1999 with respect to 699,724 shares of Common Stock (as adjusted through December 31,
1996), at an adjusted price, through August 12, 1997 calculated at $2.58 plus the average market price of the Common Stock during the 18 months prior to exercise, and thereafter as $2.58 plus the average market price of the Common Stock during the twelve months prior to exercise.

        The Company believes that the terms of the foregoing transactions between the Company and its affiliates were no less favorable to the Company than it could have obtained from unaffiliated third parties. The Company will continue to sublease certain premises to a company owned by Messrs. Garfinkle and Failing, and will remain indebted to the CDA in accordance with its existing arrangements. As a matter of policy, all future transactions between the Company and its affiliates will be on terms no less favorable to the Company than those available with unaffiliated third parties.

                                            SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 22, 1997                          ELECTRONIC RETAILING SYSTEMS
                                                 INTERNATIONAL, INC.



                                               By s/William B. Fischer
                                                 ----------------------------
                                                  William B. Fischer
                                                  Vice President, Finance


                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                         Title                           Date
---------                                         -----                                 ----
                                               Vice Chairman of the       April 22, 1997
BRUCE F. FAILING, JR.*                          Board and Principal
----------------------                          Executive Officer
Bruce F. Failing, Jr.


                                               Vice President,            April 22, 1997
s/William B. Fischer                            Finance and
----------------------                          Principal
William B. Fischer                              Financial and
                                                Accounting
                                                Officer

                                               Director                   April 22, 1997
PAUL A. BIDDELMAN*
----------------------
Paul A. Biddelman


DAVID DIAMOND*                                 Director                   April 22, 1997
----------------------
David Diamond


NORTON GARFINKLE*                              Director                   April 22, 1997
----------------------
Norton Garfinkle


GEORGE WEATHERSBY*                             Director                   April 22, 1997
----------------------
George Weathersby


DONALD E. ZILKHA*                              Director                   April 22, 1997
----------------------
Donald E. Zilkha


*By s/William B. Fischer
------------------------
William B. Fischer
Attorney-in-Fact
