Form 10-Q
period 1997-03-31
ELECTRONIC RETAILING SYSTEMS INTERNATIONAL INC
filed 1997-05-16
CIK 898747

IN ACCORDANCE WITH RULE 201 OF REGULATION S-T, THIS
FORM 10-Q IS BEING FILED IN PAPER PURSUANT TO A
TEMPORARY HARDSHIP EXEMPTION.
===========================================================

	FORM 10-Q
	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C. 20549

	  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	---- OF THE SECURITIES EXCHANGE ACT OF 1934

    		For the quarterly period ended March 31, 1997

			                        OR

	____	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
		     OF THE SECURITIES EXCHANGE ACT OF 1934

	For the transition period from ________to _________

       		Commission file number 0-21456

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
          		YES    X    	  NO
	             	 ------       ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
   Class           	           Outstanding at  May 12, 1997
-----------------------        ---------------------------
Common Stock, $.01 par value	       21,084,156 shares

===========================================================

	Electronic Retailing Systems International, Inc.

                 	Form 10-Q

                  	Contents

                               									Page Number
PART I. Financial Information

Item 1.	Financial Statements

Condensed Consolidated Balance Sheet--
  March 31, 1997 and December 31, 1996			           3

Condensed Consolidated Statement of Operations--
  Three Months Ended March 31, 1997 and 1996		      4

Condensed Consolidated Statement of Cash Flows--
  Three Months Ended March 31, 1997 and 1996		      5

Notes to Condensed Consolidated Financial
  Statements								                                6

Item 2.	Management's Discussion and Analysis
		of Financial Condition and Results of
		Operations						                                  8


PART II. Other Information

Item 2.	Changes in Securities				                  12

Item 6.	Exhibits and Reports on Form 8-K		         12

SIGNATURES								                                 13

INDEX TO EXHIBITS							                           14

                           Electronic Retailing Systems International, Inc.
                               Condensed Consolidated Balance Sheet
                          (in thousands except per share and share amounts)
                                                 March 31,        December 31,
                                              ---------------    -------------
                                                   1997              1996
                                              ---------------    -------------
                                                (Unaudited)
    Assets
    Current assets
       Cash and cash equivalents               $101,927            $  8,198
       Accounts receivable                        1,051               1,061
       Inventories                                  645                 821
       Prepayments and other current assets         371                 232
                                               ----------         ---------
          Total current assets                  103,994              10,312
                                               ----------         ---------
    Equipment                                     2,643               2,444
       Accumulated depreciation                  (1,930)             (1,798)
                                               ----------         ---------
       Net equipment                                713                 646
                                               ----------         ---------
    Other non-current assets                      5,920               1,302
                                               ----------         ---------
    Total assets                               $110,627            $ 12,260
                                               ==========         =========
    Liabilities and Stockholders' Equity
     Current liabilities
       Accounts payable and accrued expenses   $  1,562            $  1,548
                                               ----------         ---------
          Total current liabilities               1,562               1,548
                                               ----------         ---------
    Long-term debt
       CDA Note, 7.4%                             4,989               4,989
       Senior Discount Notes, 13.25%             97,447                   -
                                               ----------         ---------
          Total long-term debt                  102,436               4,989
                                               ----------         ---------
    Common stock purchase warrants                5,100                   -
                                               ----------         ---------
    Commitments                                       -                   -
                                               ----------         ---------
    Stockholders' equity
       Preferred stock (par value $1.00
       per share, 2,000,000 shares
       authorized, none issued and outstanding)       -                   -
       Common stock (par value $0.01 per share;
       35,000,000 and 25,000,000 shares
       authorized, 21,078,206 and 21,047,106
       shares issued and outstanding in 1997
       and 1996)                                    211                  210
       Additional paid-in capital                50,730               50,655
       Accumulated deficit                      (49,412)             (45,142)
                                               ---------            ---------
             Total stockholders' equity           1,529                5,723
                                               ---------            ---------
    Total liabilities and stockholders'
     equity                                    $110,627             $ 12,260
                                               ========             ========
               See accompanying notes to consolidated financial statements

                             Electronic Retailing Systems International, Inc.
                              Condensed Consolidated Statement of Operations
                               (in thousands, except per share amounts)
                                       (Unaudited)
                                              Three Months Ended
                                                   March 31,
                                              -------------------
                                              1997           1996
                                              ----           ----
   Revenues
      Product sales                           $      254     $   1,048
      Maintenance                                    266           173
                                              ----------     ---------
         Total revenues                              520         1,221
                                              ----------     ---------
   Cost of goods sold
      Product sales                                  323         1,244
      Maintenance                                    242           200
                                              ----------     ---------
         Total cost of goods sold                    565         1,444
                                              ----------     ---------
         Gross profit (loss)                         (45)         (223)
                                             -----------     ---------
   Operating expenses
      Selling, general and administrative          2,017         1,696
      Research and development                       490           313
      Depreciation and amortization                   41            42
                                             -----------     ---------
         Total operating expenses                  2,548         2,051
                                             -----------     ---------
      Loss from operations                        (2,593)       (2,274)
                                             -----------     ---------
   Other income (expenses)
      Interest income                              1,046            34
      Interest expense                            (2,723)          (87)
                                             -----------     ---------
         Total other income (expenses)            (1,677)          (53)
                                             -----------     ---------
      Net loss                                $   (4,270)    $  (2,327)
                                              ===========    =========
   Earnings per Share
      Weighted average common shares
        outstanding                               21,055        11,767
                                             ===========     =========
      Net loss per common share                 $  (0.20)    $   (0.22)
                                             ===========     =========

         See accompanying notes to consolidated financial statements

                     Electronic Retailing Systems International, Inc.
                     Condensed Consolidated Statement of Cash Flows
                                  (in thousands)
                                   (Unaudited)
                                                       Three Months Ended
                                                            March 31,
                                                       ------------------
                                                      1997           1996
                                                      ----           ----
        Cash Flows Used in Operating Activities:
           Net loss                                   ($  4,270)     ($2,327)
           Other adjustments to reconcile net loss
            to net cash used in operating activities      3,198         (244)
                                                      ----------     --------
             Cash used in operating activities           (1,072)      (2,571)
                                                      ----------     --------
        Cash Flows Used in Investing Activities:
           Capital expenditures                            (199)         (76)
           Capitalized product development costs            (75)        (223)
                                                      ----------     --------
             Cash used in investing activities             (274)        (299)
                                                      ----------     --------
        Cash Flows from Financing Activities:
           Net proceeds from issuance of long-term
            debt                                         89,900        1,650
           Proceeds from issuance of common stock
            warrants                                      5,100            -
           Proceeds from exercise of stock options           75            1
                                                      ----------      -------
             Cash provided by financing activities       95,075        1,651
                                                      ----------      -------
             Net increase (decrease) in cash and cash
                 equivalents                             93,729       (1,219)
                                                      ----------      -------
        Cash and cash equivalents at beginning of
           period                                         8,198        3,210
                                                      ----------      -------
        Cash and cash equivalents at end of period     $101,927       $1,991
                                                       ========       =======




            See accompanying notes to consolidated financial statements

 Electronic Retailing Systems International, Inc.
Notes to Condensed Consolidated Financial Statements
                 March 31, 1997
                  (Unaudited)


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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year ending December 31, 1997. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

 Electronic Retailing Systems International, Inc.
Notes to Condensed Consolidated Financial Statements
               March 31, 1997
                (Unaudited)


Inventories at March 31, 1997 consist of $143,000 of materials and supplies and $502,000 of finished goods.
Inventories at December 31, 1996 consisted of $188,000 of materials and supplies and $633,000 of finished goods.
Inventories in excess of expected requirements due to new product introductions or product enhancements are expensed currently.

Note 4 - Sale of Senior Discount Notes and Warrants:

On January 24, 1997, the Company completed the sale, in a private offering (the "Private Placement"), of 147,312
Units ("Units") consisting of $147,312,000 principal amount at maturity of 13.25% Senior Discount Notes due February 1,
2004 (the "Notes") together with warrants (the "Warrants") to purchase an aggregate of 2,538,258 shares of Common
Stock, at an exercise price of $5.23 per share, exercisable from the period commencing on the first anniversary of closing through February 1, 2004.

The Units were sold to investors at a price aggregating
$100 million, representing a yield to maturity on the Notes of 13.25%. No cash interest will accrue on the Notes prior to February 1, 2000. Interest will be payable thereafter on February 1 and August 1 of each year commencing August 1, 2000. The Notes are non-callable prior to February 1, 2001. Upon specified change in control events, each holder has the right to require the Company to purchase its Note at a specified price. The net proceeds to the Company from the sale of the Units approximated $95 million, of which $5.1 million was attributed to the Warrants based on an estimate of their fair value.

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

 Electronic Retailing Systems International, Inc.
Notes to Condensed Consolidated Financial Statements
                March 31, 1997
                 (Unaudited)

Note 5 - New Accounting Standard:

In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 128 "Earnings per
Share" ("FAS 128") to be effective for financial statements for periods ending after December 15, 1997.

The changes required by FAS 128 adjust the calculation of earnings per share ("EPS") under generally accepted accounting principles in the U.S. to be more consistent with international standards. Under the new standard, companies will replace the reporting of "primary" EPS with "basic" EPS. Basic EPS is calculated by dividing the income available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. "Fully diluted" EPS will be replaced by "diluted" EPS, which will be similar to fully diluted EPS as previously computed.

Due to the Company's generation of losses there is no difference anticipated between "primary" EPS as reported by the Company and "basic" EPS as computed under FAS 128.

Note 6 - Subsequent Event:

The Company has engaged Patricof & Co. in connection with certain corporate finance services and, in addition to fees that become due if certain transactions are consummated, Patricof's retainer includes three-year warrants issued in the second quarter exercisable with respect to 250,000 shares of Common Stock at an exercise price of $5.24 per share.

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

Since its inception in April 1990, the Company has been engaged primarily in the development, design, market testing and, more recently, sale of the ERS ShelfNet System. The Company subcontracts to third parties the manufacture and assembly of the components comprising the ERS ShelfNet System. In addition, the Company engages unaffiliated parties to augment its internal development resources and to assist it in the continued development of the ERS ShelfNet System. Since inception and through March 31, 1997, the Company has generated cumulative revenues of $13.1 million, and has incurred a cumulative net loss of approximately $70 million, which includes non-cash charges in the amount of $8.6 million for stock option compensation expense.

The Company historically has marketed the ERS ShelfNet System for sale at prices generally in excess of $100,000 per store. The purchase of an ESL system from the Company has therefore represented a significant capital expenditure for capital-constrained retailers. The Company now intends also to market its ERS ShelfNet System on a fee based arrangement whereby the Company will own the system and, with no upfront cash cost to the retailer, furnish the system to retailers (generally for a period of up to five years), who will pay monthly fees to the Company based largely on their actual usage of the system. The Company believes this program, known as "Save As You Go" (the "SayGo Plan"), will increase market acceptance of the ERS ShelfNet System. However, there can be no assurance that the pricing strategy will be accepted by customers or will be successful in helping the Company to attain profitability.

Under the SayGo Plan, the Company will recognize revenues as monthly usage and other fees are billed to customers. Also, under the SayGo Plan the Company will retain ownership of the systems, which will be reflected as long-term assets on the Company's consolidated balance sheet and which will be depreciated on a straight-line basis over the shorter of their economic lives or five years.

Results of Operations

Revenues. During the three month period ended March 31, 1997, the Company's total revenues were $520,000 compared to $1,221,000 in the corresponding quarter in 1996. Product sales in the first quarter of 1997 included $122,000 of software license fees; no such revenues were recorded in the comparable quarter of the prior year. In each of the three month periods ended March 31, 1997 and 1996, product sales were to three customers within the supermarket industry. Maintenance revenues for the three months ended March 31, 1997 increased to $266,000 from $173,000 in the corresponding 1996 period reflecting a larger installed customer base. The Company anticipates that past patterns in revenues may not be indicative of future results of operations as the Company introduces its SayGo Plan, under which the Company will recognize revenues as monthly usage and other fees are billed to customers.

Cost of goods sold. Cost of goods sold consists of the cost of hardware components of the ERS ShelfNet System, system installation costs, depreciation of tools and dies owned by the Company and utilized in the manufacturing of hardware components, amortization of capitalized product development costs, warranty and maintenance costs, freight and inventory obsolescence.

In connection with introduction of the SayGo Plan, the Company will depreciate the cost of hardware components of its system over the shorter of their estimated useful lives of five years.

Cost of goods sold was $565,000 for the three months ended March 31, 1997, compared to $1,444,000 for the three months ended March 31, 1996, reflecting decreased product sales in
1997.   The gross loss (cost of goods sold in excess of
revenues) decreased to 9% in the first quarter of 1997, from 18% in the first quarter of 1996. Cost of goods sold for the three months ended March 31, 1997 included warranty and maintenance expenses of $242,000 compared to $200,000 for the same period in 1996, reflecting the growing installation base for the ERS ShelfNet System. The Company anticipates that system enhancements to be implemented in 1997 will decrease future warranty and maintenance expenses per installation and, in the future, that the cost of goods sold will decrease as a percentage of revenues as a result of higher manufacturing volumes of its components and as the installation process is improved.

Selling, General and Administrative. Selling, general and administrative costs consist of costs associated with selling and administrative staff, overhead, market research and development, and customer service personnel. Selling, general and administrative costs increased to $2,017,000 for the three month period ended March 31, 1997, compared to $1,696,000 for the same period in 1996. This increase reflects efforts to expand the Company's organization in anticipation of sales growth.

Research and Development. Research and development expenses were $490,000 for the three month period ended March 31, 1997 compared to $313,000 for the same period in 1996, reflecting increased hardware engineering activities. Additionally, for the three month periods ended March 31, 1997 and 1996, respectively, the Company capitalized $75,000 and $223,000 of product development software costs that will be amortized over the shorter of the estimated useful life of the related software product or process or three years.

Interest Income. Interest income increased to $1,046,000 for the three month period ended March 31, 1997, compared to $34,000 for the same period in 1996, due to increased cash and cash equivalents available for investment, including the proceeds of the sale, in a private offering (the "Private Placement") of 147,312 Units consisting of $147,312,000 principal amount at maturity of 13.25% Senior Discount Notes due February 1, 2004 (the "Senior Discount Notes") together with warrants (the "Warrants") to purchase an aggregate of 2,538,258 shares of common stock, $.01 par value ("Common Stock") consummated on January 24, 1997.

Interest Expense. Interest expense increased to $2,723,000 for the three month period ended March 31, 1997, compared to $87,000 for the same period in 1996. Interest expense in 1996 and 1997 included interest on amounts borrowed from the Connecticut Development Authority ("CDA") and additionally, in 1997, interest on the 13.25% Senior Discount Notes. Commencing with the consummation of the Private Placement in January 1997, the Company will record interest on an amount equal to the net proceeds to the Company from the Senior Discount Notes at the annual rate of 13.25%. Additional expense will be recorded as a result of the amortization of the discount recorded on the Senior Discount Notes (for value attributed to the Warrants) and the amortization of costs of issuance.

Income Taxes. The Company has incurred net losses since inception which have generated net operating loss carryforwards of approximately $46 million for federal and state income tax purposes, which are available to offset future taxable income and expire through the year 2012 for federal income tax purposes. In consideration of the Company's accumulated losses through March 31, 1997 and the uncertainty of its ability to utilize any future tax benefits resulting from these loses, the impact of this potential tax benefit has been eliminated in the Company's condensed consolidated financial statements.

Liquidity and Capital Resources

As of March 31, 1997, the Company had net working capital of $102,432,000, reflecting cash and cash equivalents of $101,927,000, compared to net working capital of $8,764,000, reflecting cash and cash equivalents of $8,198,000 at December 31, 1996. The increase in net working capital and in cash and cash equivalents resulted primarily from $95 million in net proceeds raised in the Private Placement.

Net cash used in operations was $1,072,000 for the three months ended March 31, 1997, compared to net cash of $2,571,000 used for operating activities for the three months ended March 31, 1996, resulting primarily from the net losses of $4,270,000 and $2,327,000, respectively, for such periods.

Cash used in investing activities totaled $274,000 for the three months ended March 31, 1997, compared to $299,000 of cash used in investing activities for the three months ended March 31, 1996. Investing activities included capital expenditures of $199,000 and $76,000 for the three months ended March 31, 1997 and 1996, respectively. The Company also incurred $75,000 and $223,000 in product development costs in the respective 1997 and 1996 periods.

In addition to selling the ERS ShelfNet System to customers at a price generally in excess of $100,000 per store, under the SayGo Plan the Company will offer the system on a fee based arrangement whereby the Company retains ownership of the system. As a result, the Company will have substantial cash requirements for manufacturing and carrying costs attendant to introduction of the SayGo Plan, which will not initially be covered by revenues calculated on the basis of usage fees paid by customers. Accordingly, the Company will require substantial funds in order to support the introduction of the SayGo Plan.

To date, the Company has not generated positive cash flow from operations, and has historically funded its operations primarily through loans from its stockholders; the sale of interests in an affiliated partnership; the initial public offering consummated in May 1993; its arrangements with the CDA; the sale of Series A Preferred Stock, $1.00 par value, to the Company's principal stockholders and members of its Board of Directors and their affiliates, the offshore public offering and contemporaneous private placement of Common Stock in July 1996 and the Private Placement.

The aggregate of $5,000,000 principal amount of indebtedness to the CDA (the "CDA Note") is repayable five years after the August 1994 closing and is convertible to shares of Common Stock, through August 12, 1997 at an adjusted conversion price calculated at $3.00 plus the average price of the Common Stock during the eighteen months prior to conversion and thereafter at $3.00 plus the average market price of the Common Stock during the twelve months prior to conversion. At closing, the CDA acquired five-year warrants to purchase 699,724 shares (as adjusted through March 31, 1997) of Common Stock, exercisable at an adjusted price through August 12, 1997 calculated at $2.58 plus the average market price of the Common Stock during the eighteen months prior to exercise, and thereafter as $2.58 plus the average market price of the Common Stock during the twelve months prior to exercise. Under its arrangements with the CDA, the Company will be obligated to comply with certain covenants (some of which remain in effect for up to ten years from closing), whether or not the CDA Note has been paid in full, or be subject to certain penalties including immediate repayment of the CDA Note in full. In the event of specified changes in control of the Company coupled with prepayment of its note, the Company has rights to repurchase such warrants and shares at the fair market value thereof (calculated pursuant to such arrangements), and thereby, subject to the foregoing, extinguish such covenants. In all events (and notwithstanding any such repurchase), if the Company relocates outside of Connecticut before August 2004, all advances made by the CDA are subject to acceleration, together with a penalty of $250,000.

In January 1997, the Company completed the private sale of 147,312 Units, consisting of $147,312,000 principal amount at maturity of its Senior Discount Notes and Warrants, which were sold to investors at a price aggregating $100 million ($95 million net proceeds to the Company). The Senior Discount Notes mature on February 1, 2004, with accrual of cash interest at the rate of 13.25% per annum commencing February 1, 2000, such interest payable thereafter on February 1 and August 1 of each year commencing August 1, 2000. The Senior Discount Notes may be called, at the Company's option, in whole or in part, at any time after February 1, 2001, and upon specified change in control events, each holder has the right to require the Company to purchase its Senior Discount Note, at specified prices.

The indenture under which the Senior Discount Notes were issued places limitations on operations and sales of assets by the Company or its subsidiaries, requires maintenance of certain financial ratios in order for the Company to incur additional indebtedness (subject to specified exceptions), requires the delivery by the Company's subsidiaries of guaranties if specified debt is subsequently incurred by such subsidiaries, and limits the Company's ability to pay cash dividends or make other distributions to the holders of its capital stock or to redeem such stock. The Warrants are, subsequent to January 24, 1998, exercisable through February 1, 2004 with respect to an aggregate of 2,538,258 shares of Common Stock, at a per share price of $5.23.

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

The Company continues actively to explore, evaluate and have discussions with respect to collaborative development projects and related arrangements, and the Company may consider additional transactions, consistent with the provisions of the Indenture, that will further enhance its liquidity. The Company has not reached any determination with respect to the size or nature of any such transaction, or whether any such transaction will be undertaken, and there can be no assurance that any such transaction will be effected. The Company has engaged Patricof & Co. in connection with certain corporate finance services and, in addition to fees that become due if certain transactions are consummated, Patricof's retainer includes three-year warrants issued in the second quarter exercisable with respect to 250,000 shares of Common Stock at an exercise price of $5.24 per share.

      Electronic Retailing Systems International, Inc.

                  				Form 10-Q

          			Part II-Other Information

PART II.  Other Information

Item 2. 	CHANGES IN SECURITIES

     (c)  As described under "Item 2. Management's
          Discussion and Analysis of Financial Condition and Results of Operations" of Part I of this report, on January 24, 1997 the Company consummated the private sale of 147,312 Units, consisting of an aggregate of $147,312,000 principal amount at maturity of its Senior
          Discount Notes and 147,312 Warrants, in a transaction exempt from the registration requirements of the Securities Act of 1933
          (the "Act") by virtue of Section 4(2) thereof.
          Credit Suisse First Boston Corporation and UBS
          Securities LLC were the initial purchasers of the Units (the "Initial Purchasers"). The
          Units were sold to investors, consisting of qualified institutional buyers (as defined in Rule 144A under the Act) and institutional
          "accredited investors" (as defined in Rule
          501(a)(1), (2), (3) or (4) under the Act) at a
          price aggregating approximately $100,000,000
          (of which $5,100,000 was attributed to the Warrants), with the discount to the Initial
          Purchasers equal to approximately $3,875,000.
          The Warrants are, subsequent to January 24,
          1998, exercisable through February 1, 2004
          with respect to an aggregate of 2,538,258 shares of Common Stock, at a per share price of $5.23.


Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

		   (a)	Exhibits

        	The exhibits filed or incorporated by
         reference as part of this Quarterly Report on Form 10-Q are listed on the attached Index to Exhibits.

  		(b)	Current Reports on Form 8-K

       	During the quarter ended March 31, 1997, the Company filed a Current Report on Form 8-K dated January 24, 1997 addressing, under "Item 5. Other Events" thereunder, the completion of the Private Placement; and filed a Current Report on Form 8-K dated
        February 7, 1997 addressing, under "Item 5.
        Other Events" thereunder, certain changes in management. No financial statements were included with such reports.

   		                    Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




		ELECTRONIC RETAILING SYSTEMS INTERNATIONAL, INC.


05/15/97			           s/Bruce F. Failing, Jr.
--------              --------------------------
Date				              Bruce F. Failing, Jr.
                  				Vice Chairman and
                  				 Chief Executive Officer




05/15/97			           s/ William B. Fischer
--------              ---------------------------
Date			               William B. Fischer
                  				Vice President, Finance
                  				(principal financial and
                  				 accounting officer)

	Electronic Retailing Systems International, Inc.

Form 10-Q for the Three Months Ended March 31, 1997

			Index to Exhibits

Exhibit Number		Document Description
--------------  --------------------

	11	      Computation of Net Loss Per Common Share

 27	      Financial Data Schedule, which is submitted
          electronically to the Securities and Exchange
          Commission for information only and is not filed.