Form 10-K/A
period 1996-12-31
ELECTRONIC RETAILING SYSTEMS INTERNATIONAL INC
filed 1997-06-23
CIK 898747

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-K/A

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                      Commission file
    December 31, 1996                          number 0-21456
-------------------------                      ----------------

            ELECTRONIC RETAILING SYSTEMS INTERNATIONAL, INC.
            ------------------------------------------------
     (Exact name of registrant as specified in its charter)

         Delaware                                 06-1361276
-------------------------                        -------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)

           372 Danbury Road
           Wilton, Connecticut                              06897

----------------------------------------          -----------
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
                            Yes    X           No
                            -------           ------
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

                             AMENDMENT NO. 2

      The undersigned hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the
"Annual Report"), as set forth in the pages attached hereto:

      Item 1.          Business-Marketing and Sales-SayGo
                       Agreements

      Item 7.          Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations -Overview

      Item 7.          Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations -Liquidity and Capital Resources

      Item 14(a)(1).   Financial Statements-Report of Independent
                       Accountants

      Item 14(a)(1).   Financial Statements-Note 6 to Notes to
                       Consolidated Financial Statements

      Item 14(a)(1).   Financial Statements-Note 7 to Notes to
                       Consolidated Financial Statements

      Item 14(a)(1).   Financial Statements-Note 10 to Notes to
                       Consolidated Financial Statements


                            INDEX TO EXHIBITS

      Exhibit 23.1

Item 1.    BUSINESS-Marketing and Sales-SayGo Agreements

      The text contained under the caption "Marketing and Sales
SayGo Agreements" is hereby amended by adding the following new paragraph after the third paragraph thereof:

      Under the SayGo Plan, the Company will recognize revenues as monthly usage and other fees are billed to customers, and will depreciate the cost of hardware components of its systems over the shorter of their estimated useful lives or five years. In connection with introduction of the SayGo Plan, the Company will have substantial cash requirements for manufacturing and carrying costs which will not initially be covered by revenues.


Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS-Overview

      The last sentence of the third paragraph contained under the caption "Overview" is hereby amended to read as follows:

Since inception and through December 31, 1996, the Company has generated cumulative revenues of $12.6 million, and has incurred a cumulative net loss of approximately $57.1 million, which excludes non-cash charges in the amount of $8.6 million for stock option compensation expense.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS-Results of
           Operations-Year ended December 31, 1996 compared to year ended December 31, 1995

      The first paragraph contained under the caption "Year ended
December 31, 1996 compared to year ended December 31, 1995" is hereby amended to read as follows:

      Revenues. The Company's revenues were $5,002,000 in 1996, compared to $2,973,000 in 1995. The increase of $2,029,000 in 1996 is primarily attributable to greater product sales in 1996, including software license fees in the amount of $243,000 (6% of product sales for 1996) recorded in the second quarter. The increase in revenue also reflects a $586,000 increase in maintenance revenue associated with a larger installed customer base. All revenues are attributable to sales to customers in the supermarket industry. In 1996, a single customer was responsible for 46% of revenues and 79% of revenues was attributable to three customers. Approximately 30% of revenues in 1995 was attributable to a single customer, with three customers accounting for 83% of total revenues. The Company anticipates that past patterns in revenues may not be indicative of future results of operations as the Company introduces its SayGo Plan, under which the Company will recognize revenues as monthly usage and other fees are billed to customers.

      The following paragraph is hereby added immediately following the second paragraph contained under the caption
"Results of Operations - Year ended December 31, 1996 compared to year ended December 31, 1995":

      In connection with introduction of the SayGo Plan, the Company will depreciate the cost of hardware components of its system over the shorter of their estimated useful lives or five years.

      The eighth paragraph contained under the caption "Results of Operations - Year ended December 31, 1996 compared to year ended
December 31, 1995" is hereby amended to read as follows:

      Interest Expense. Interest expense increased to $382,000 in 1996 compared to $291,000 in 1995. Interest expense represents interest on amounts borrowed from the CDA and, through July 24, 1995, a revolving credit facility with the principal stockholders of the Company and members of the Board of Directors and their affiliates. Commencing with the consummation of the Private Placement in January 1997, the Company will record interest on an amount equal to the gross proceeds from the Private Placement plus prior recorded and unpaid interest at the annual rate of 13.25%. Additional expense will be recorded as a result of the amortization of the discount recorded on the Senior Discount
Notes (for value attributed to the Warrants) and the amortization of costs of issuance.


Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS-Liquidity and
           Capital Resources

      The fourth paragraph contained under the caption "Liquidity and Capital Resources" is hereby amended to read as follows:

      In addition to selling the ERS ShelfNet System to customers at a price generally in excess of $100,000 per store, under the Company's proposed SayGo Plan the Company will offer the system on a fee-based arrangement whereby the Company retains ownership of the system. See "Item 1. Business-Marketing and Sales-SayGo Agreements" above, for a description of fixed and variable charges proposed by the Company under the SayGo Plan. As a result, the Company will have substantial cash requirements for manufacturing and carrying costs attendant to introduction of the SayGo Plan, which will not initially be covered by revenues calculated on the basis of usage fees paid by customers. Accordingly, the Company will require substantial funds in order to support the introduction of the SayGo Plan.

      The following sentence is hereby inserted immediately prior to the first sentence in the sixth paragraph under the caption
"Liquidity and Capital Resources":

      Cash from financing activities provided $13,526,000 in 1996 compared to $13,139,000 in 1995.

                    REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Electronic Retailing Systems International, Inc.

      In our opinion, the consolidated financial statements listed in the index on page F-1 present fairly, in all material respects, the financial position of Electronic Retailing Systems International, Inc. and its subsidiaries at December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based upon our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Stamford, Connecticut
March 20, 1997

Item 14(a)(1). FINANCIAL STATEMENTS-Note 6 to Notes to
Consolidated
               Financial Statements-Long Term Liabilities

      Note 6 to the Notes to Consolidated Financial Statements is hereby amended by adding to the end of the first paragraph thereof, the following two sentences:

At issuance, the initial conversion price of the debt and exercise price of the warrants was $13.00 per share which was in excess of the then market price of the Company's Common Stock of $7.00. Due to the excess, nominal value was assigned to the warrants.

Item 14(a)(1). FINANCIAL STATEMENTS-Note 7 to Notes to
               Consolidated Financial Statements-Customer
               Information

      Note 7 to the Notes to Consolidated Financial Statements is hereby amended by adding at the end thereof the following paragraph:

Accounts receivable at December 31, 1996 and 1995 are unsecured and concentrated among major supermarket chains in the United States. If the customers within this concentration failed to pay according to the terms of their agreements these receivables would be reduced to nominal value.

Item 14(a)(1). FINANCIAL STATEMENTS-Note 10 to Notes to
               Consolidated Financial Statements-Stock Option and Defined Contribution Plans

      Note 10 to the Notes to Consolidated Financial Statements is hereby amended to read as follows:

Note 10-Stock Option and Defined Contribution Plan:

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

A summary of all option activity pursuant to the employee stock option plan is as follows:

                                            Price Range    Options
Options outstanding December 31, 1993.......$ .01-$6.00    697,978
  Option grants.............................$ .01-$8.50    239,823
  Options exercised.........................$ .01         (193,500)
  Options canceled..........................$ .01-$6.00    (13,931)

Options outstanding December 31, 1994.......$ .01-$8.50    730,370
  Option grants.............................$ .01-$5.63    480,205
  Options exercised.........................$ .01          (27,766)
  Options canceled..........................$ .01-$8.50   (265,080)

Options outstanding December 31, 1995.......$ .01-$6.00    917,729
  Option grants.............................$1.88-$2.25    380,784
  Options exercised.........................$ .01          (65,860)
  Options canceled..........................$2.25-$6.00   (354,161)

Options outstanding December 31, 1996.......$ .01-$5.875   878,492

The following table summarizes information about employee stock options outstanding and exercisable at December 31, 1996:

                          Weighted  Weighted              Weighted
Range of                  Average   Average               Average
Exercise        Number    Remaining Exercise   Number     Exercise
 Prices       Outstanding   Life     Price    Exercisable  Price
$ .01          389,676    5 years   $ .01       70,125    $ .01
$1.88-$3.63    371,784    9         $2.25       10,000    $1.88
$5.00-$5.875   117,032    8         $5.05       64,917    $5.09
               878,492                         145,042


Additionally, the Company has a director stock option plan under which options covering shares of Common Stock may be granted to directors of the Company. During 1996, 122,500 options were granted to directors of the Company to purchase an equal number of common shares pursuant to this plan at option prices ranging from $1.875 to $3.38. In January 1997, the stockholders approved an increase in the number of authorized shares of Common Stock available under the plan from 50,000 to 150,000. All such options remain outstanding as of December 31, 1996.

The Company applies APB Opinion 25 and related interpretations in accounting for its employee and director stock option plans. The consolidated statement of operations for the years ended December 31, 1996, 1995 and 1994 includes noncash stock option compensation expense of $44,000, $27,000, and $1,119,000, respectively, representing compensation earned for service through the periods then ended related to option grants. Had compensation expense for the Company's employee and director stock option plans been determined based on the fair value at the grant dates of awards under the plans, consistent with FAS 123, the Company's net loss and net loss per common share would have been the pro forma amounts indicated below:

                                      1996           1995
Net loss:
  As reported.....................    $(9,412,000)    $(10,868,000)
  Pro forma.......................    $(9,412,000)    $(11,221,000)
Net loss per common share:
  As reported.....................    $(0.60)         $(0.95)
  Pro forma.......................    $(0.60)         $(0.98)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for employee and director stock option grants in 1996 and 1995: dividend yield of 0%; expected volatility of 53%; risk-free interest rate of 7%; and expected life of 5 years. The weighted average fair value of employee and director options granted during the years ended December 31, 1996 and 1995 was $1.31 and $2.98, respectively.

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

Dated: June 23, 1997                 ELECTRONIC RETAILING SYSTEMS
                                       INTERNATIONAL, INC.



                                     By s/William B. Fischer
                                       ----------------------------
                                        William B. Fischer
                                        Vice President, Finance


           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                       Title                      Date
---------                  -----------------         ----------


                             Vice Chairman of the    June 23, 1997
BRUCE F. FAILING, JR.*        Board and Principal
----------------------        Executive Officer
Bruce F. Failing, Jr.


                             Vice President,         June 23, 1997
WILLIAM B. FISCHER            Finance and
----------------------        Principal
William B. Fischer            Financial and
                              Accounting
                              Officer

                             Director                June 23, 1997
PAUL A. BIDDELMAN*
----------------------
Paul A. Biddelman


DAVID DIAMOND*               Director                June 23, 1997
----------------------
David Diamond


NORTON GARFINKLE*            Director                June 23, 1997
----------------------

Norton Garfinkle


GEORGE WEATHERSBY*           Director                June 23, 1997
----------------------
George Weathersby


DONALD E. ZILKHA*            Director                June 23, 1997
----------------------
Donald E. Zilkha


*WILLIAM B. FISCHER
------------------------
William B. Fischer
Attorney-in-Fact

                            INDEX TO EXHIBITS


Exhibit
Number                    Document Description
--------                  --------------------

23.1          -  Consent of Price Waterhouse LLP