Form 10-Q/A
period 1997-03-31
ELECTRONIC RETAILING SYSTEMS INTERNATIONAL INC
filed 1997-06-23
CIK 898747

==================================================================

                              FORM 10-Q/A
                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

        X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      -----         OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1997

                                OR

      ----  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

            YES    X            NO
                -------           -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                      Outstanding at May 12, 1997
-------------------------        -------------------------------
Common Stock, $.01 par value              21,084,156 shares
==================================================================

                               AMENDMENT NO. 1


      The undersigned hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, as set forth in the pages attached hereto:

      Part I.     Financial Information; Item 1. Financial
                  Statements; Note 4 to Notes to Condensed
                  Consolidated Financial Statements

      Part I.     Financial Information; Item 2. Management's
                  Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations

Part I.     Financial Information; Item 1. Financial
            Statements; Note 4-Sale of Senior Discount Notes and
            Warrants:

      Note 4 to the Notes to Condensed Consolidated Financial
Statements is hereby amended by adding, after the last paragraph thereof, the following new paragraph:

Commencing with the consummation of the Private Placement in January 1997, the Company will record interest on an amount equal to the gross proceeds from the Private Placement plus prior recorded and unpaid interest at the annual rate of 13.25%. Additional expense will be recorded as a result of the amortization of the discount recorded on the Notes (for value attributed to the Warrants) and the amortization of costs of issuance.


Part I. Financial Information-Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations

      The first paragraph contained under the caption "Results of Operations" is hereby amended to read as follows:

Revenues. During the three month period ended March 31, 1997, the Company's total revenues were $520,000 compared to $1,221,000 in the corresponding quarter in 1996. Product sales in the first quarter of 1997 included $122,000 of software license fees (48% of product sales for the quarter); no such revenues were recorded in the comparable quarter of the prior year. In each of the three month periods ended March 31, 1997 and 1996, product sales were to three customers within the supermarket industry. The decrease in revenues attributable to product sales in first quarter 1997 compared to first quarter 1996 reflects the decreased demand for the Company's previous generation product attendant to plans to introduce the new generation product. Maintenance revenues for the three months ended March 31, 1997 increased to $266,000 from $173,000 in the corresponding 1996 period reflecting a larger installed customer base. The Company anticipates that past patterns in revenues may not be indicative of future results of operations as the Company introduces its SayGo Plan, under which the Company will recognize revenues as monthly usage and other fees are billed to customers.

      The eighth paragraph contained under the caption "Results of Operations" is hereby amended to read as follows:

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

                              ELECTRONIC RETAILING SYSTEMS
                               INTERNATIONAL, INC.



June 23, 1997                 s/Bruce F. Failing, Jr.
-----------------             -----------------------------------
Date                          Bruce F. Failing, Jr.
                              Vice Chairman and Chief Executive
                               Officer



June 23, 1997                 s/William B. Fischer
-----------------             -----------------------------------
Date                          William B. Fischer
                              Vice President, Finance
                              (principal financial and accounting
                               officer)