Form 10-Q
period 1997-06-30
ELECTRONIC RETAILING SYSTEMS INTERNATIONAL INC
filed 1997-08-18
CIK 898747

THIS DOCUMENT IS A COPY OF THE FORM 10-Q FOR THE PERIOD
ENDED JUNE 30, 1997 FILED ON AUGUST 14, 1997
PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION
============================================================
                     FORM 10-Q
            SECURITIES AND EXCHANGE COMMISSION
                WASHINGTON, D.C. 20549

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
---     OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended June 30, 1997

                     OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
---       OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from             to
                                  ----------   -----------
        Commission file number 0-21456
                               -------
    ELECTRONIC RETAILING SYSTEMS INTERNATIONAL, INC.
 -----------------------------------------------------
(Exact name of registrant as specified in its charter)

    Delaware	                           06-1361276
----------------                        -------------
(State or other jurisdiction           (I.R.S. Employer
 incorporation or organization)       Identification No.)

                   488 Main Avenue
            Norwalk, Connecticut 06851
          ------------------------------
(Address of principal executive offices, including zip
code)*
                  (203) 849-2500
                  ---------------
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of
the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     	YES    X    	  NO
           ------        -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
     Class                       Outstanding at August 13, 1997
-----------------------            ----------------------------
Common Stock, $.01 par value	             21,098,156 shares
==============================================================
* The address listed above is a new address for registrant's principal executive offices.

	Electronic Retailing Systems International, Inc.

	Form 10-Q

	Contents

		Page Number
PART I. Financial Information

Item 1.	Financial Statements

Condensed Consolidated Balance
Sheet--June 30, 1997 and
December 31, 1996	3

Condensed Consolidated Statement
of Operations--Three and Six
Months Ended June 30, 1997 and
1996	4

Condensed Consolidated Statement
of Cash Flows--Six Months Ended
June 30, 1997 and 1996	5

Notes to Condensed Consolidated
Financial Statements	6

Item 2.	Management's Discussion and
Analysis of
Financial Condition and Results
of Operations		8


PART II. Other Information

Item 2.	Changes in Securities	12

Item 6.	Exhibits and Reports on Form 8-K	12

SIGNATURES			13

INDEX TO EXHIBITS		14

 Electronic Retailing Systems International, Inc.
Condensed Consolidated Balance Sheet
    (in thousands except per share and share amounts)
                                                        June  30,      December 31,
                                                          1997            1996
                                                        ---------      ------------
                                                       (Unaudited)
Assets
  Current assets
     Cash and cash equivalents                         $ 98,388        $ 8,198
     Accounts receivable                                    363          1,061
     Inventories                                          1,290            821
     Prepayments and other current assets                   854            232
                                                       --------        --------
        Total current assets                            100,895         10,312
                                                       --------        --------
  Equipment                                               2,519          2,444
     Accumulated depreciation                            (1,431)        (1,798)
                                                       --------        --------
     Net equipment                                        1,088            646
                                                       --------        --------
  Other non-current assets                                6,194          1,302
                                                       --------        --------
  Total assets                                         $108,177        $12,260
                                                       ========        ========
  Liabilities and Stockholders' Equity
  Current liabilities
     Accounts payable and accrued expenses             $  1,874        $ 1,548
                                                       --------        --------
        Total current liabilities                         1,874          1,548
                                                       --------        --------
Long-term debt
     CDA Note, 7.4%                                       4,990          4,989
     Senior Discount Notes, 13.25%                      100,874              -
                                                       --------        --------
        Total long-term debt                            105,864          4,989
                                                       --------        --------
  Common stock purchase warrants                          5,100              -
                                                       --------        --------
  Commitments                                                 -              -
                                                       --------        --------


  Stockholders' equity
     Preferred stock (par value $1.00 per share,
       2,000,000 shares authorized, none issued
       and outstanding)                                       -              -
     Common stock (par value $0.01 per share;
        35,000,000 and 25,000,000 shares authorized,
        21,098,156 and 21,047,106 shares issued and
        outstanding in 1997 and 1996)                       211            210
     Additional paid-in capital                          51,240         50,655
     Accumulated deficit                                (56,112)       (45,142)
                                                        -------        --------
           Total stockholders' (deficit) equity          (4,661)         5,723
                                                        -------        --------
  Total liabilities and stockholders' equity           $108,177        $12,260
                                                       ========        ========

 See accompanying notes to consolidated financial statements

   Electronic Retailing Systems International, Inc.
     Condensed Consolidated Statement of Operations
       (in thousands, except per share amounts)
         (Unaudited)
                                                      Three Months Ended           Six Months Ended
                                                           June 30,                    June 30,
                                                         ------------              ---------------
                                                         1997        1996         1997          1996
                                                         -----       -----        ----          ----
Revenues
    Product                                            $   51      $1,251        $    305      $2,299
    Maintenance                                           237         175             503         348
                                                       ------     -------        --------      ------
       Total revenues                                     288       1,426             808       2,647
                                                       ------     -------        --------      ------
Cost of goods sold
    Product sales                                         250       1,282             573       2,526
    Maintenance                                           184         245             426         445
                                                       ------     -------        --------      ------
       Total cost of goods sold                           434       1,527             999       2,971
                                                       ------     -------        --------      ------
 Gross profit (loss)                                     (146)       (101)           (191)       (324)
                                                       ------     -------        --------      ------
 Operating expenses
    Selling, general and administrative                 3,573       1,757           5,590       3,453
    Research and development                              668         251           1,158         564
    Depreciation and amortization                          75          40             116          82
                                                      -------     -------        --------      ------
         Total operating expenses                       4,316       2,048           6,864       4,099
                                                      -------     -------        --------      ------
    Loss from operations                               (4,462)     (2,149)         (7,055)     (4,423)
                                                      -------     -------        --------      ------
Other income (expenses)
      Interest income                                   1,392          16           2,438          50
      Interest expense                                 (3,630)        (99)         (6,353)       (186)
                                                      -------     -------        --------      ------
         Total other expenses                          (2,238)        (83)         (3,915)       (136)
                                                      -------     -------        --------      ------
      Net loss                                        $(6,700)    $(2,232)       $(10,970)    $(4,559)
                                                      =======     =======        ========     =======



   Earnings per Share
     Weighted average common shares
       outstanding                                     21,087      11,796          21,071      11,782
                                                     ========     =======        ========     =======
     Net loss per common share                       $  (0.32)    $ (0.19)       $  (0.52)    $ (0.41)
                                                     ========    ========        ========     =======

           See accompanying notes to consolidated financial statements

Electronic Retailing Systems International, Inc.
Condensed Consolidated Statement of Cash Flows
(n thousands)
(Unaudited)
                                                                Six Months Ended
                                                                    June 30,
                                                              ------------------
                                                              1997         1996
                                                              ----         -----
 Cash Flows Used in Operating Activities:
    Net loss                                                ($10,970)    ($4,559)
    Other adjustments to reconcile net loss to net cash
      used in operating activities                             7,332         884
                                                            --------      ------
      Cash used in operating activities                       (3,638)     (3,675)
                                                            --------      ------
 Cash Flows Used in Investing Activities:
    Capital expenditures                                        (745)       (145)
    Capitalized product development costs                       (155)       (394)
                                                            --------      ------
      Cash used in investing activities                         (900)       (539)
                                                            --------      ------
 Cash Flows from Financing Activities:
    Net proceeds from issuance of long-term debt              89,553       1,650
    Proceeds from issuance of common stock purchase            5,100           -
      warrants
    Proceeds from exercise of stock options                       75           1
                                                            --------      ------
      Cash provided by financing activities                   94,728       1,651
                                                            --------      ------
      Net increase (decrease) in cash and cash
        equivalents                                           90,190      (2,563)
                                                            --------      ------
 Cash and cash equivalents at beginning of period              8,198       3,210
                                                            --------      ------
 Cash and cash equivalents at end of period                  $98,388        $647
                                                            ========      ======






           See accompanying notes to consolidated financial statements

Electronic Retailing Systems International, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 1997
(Unaudited)


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

Note 2 -Basis of Presentation:

	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-
X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

	In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods.
Operating results for the three and six month periods ended June
30, 1997 are not necessarily indicative of the results to be expected for the full year ending December 31, 1997. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

Electronic Retailing Systems International, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 1997
(Unaudited)

Note 3- Inventories:

	Inventories are stated at the lower of cost (determined on a first in, first out basis) or market value. Inventories at June 30, 1997 consist of $562,000 of materials and supplies and $728,000 of finished goods. Inventories at December 31, 1996 consisted of $188,000 of materials and supplies and $633,000 of finished goods. Inventories in excess of expected requirements due to new product introductions or product enhancements are expensed currently.

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

Electronic Retailing Systems International, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 1997
(Unaudited)

	With the consummation of the Private Placement in January 1997, the Company commenced recording interest on an amount equal to the gross proceeds from the Private Placement plus prior recorded and unpaid interest at the annual rate of 13.25%. Additional expense is being recorded as a result of the amortization of the discount recorded on the Notes (for value attributed to the warrants) and the amortization of the costs of issuance.

Note 5 - Additional Warrants

	The Company has engaged Patricof & Co. in connection with certain corporate finance services and, in addition to three-year warrants issued to Patricof in the second quarter of 1997 exercisable with respect to 250,000 shares of Common Stock at an exercise price of $5.24 per share, Patricof may receive fees that become due if certain transactions are consummated.

Note 6 - New Accounting Standard:

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

ELECTRONIC RETAILING SYSTEMS INTERNATIONAL, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


Overview

The market for ESL systems is in the development stage, and the Company estimates that, as of June 30, 1997, approximately 125 stores in the United States were operating such systems, out of a potential market in excess of 100,000 supermarkets and other stores. Large supermarket chains have tested the productivity benefits as well as the technical functionality of ESL systems in pilot stores, as a result of which the Company believes they are in a position to consider rolling out the systems. The Company's objective is to be the worldwide leader in the emerging ESL system market as product adoption and penetration increases.

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

Since its inception in April 1990, the Company has been engaged primarily in the development, design, market testing and, more recently, sale of the ERS ShelfNet System. The Company subcontracts to third parties the manufacture and assembly of the components comprising the ERS ShelfNet System. In addition, the Company engages unaffiliated parties to augment its internal development resources and to assist it in the continued development of the ERS ShelfNet System. Since inception and through June 30, 1997, the Company has generated cumulative revenues of $13.4 million, and has incurred a cumulative net loss of approximately $76.7 million, which includes non-cash charges in the amount of $8.6 million for stock option compensation expense.

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

Results of Operations

Revenues. During the three month period ended June 30, 1997, the Company's total revenues were $288,000 compared to $1,426,000 in the corresponding quarter in 1996. Revenues for the six months ended June
30, 1997 were $808,000 compared to $2,647,000 in the corresponding period of 1996. The Company believes that the decrease in revenues in 1997 compared to 1996 reflects the decreased demand for the Company's previous generation product attendant to plans to introduce a new generation product designed to provide advantages in ease of installation, ease of use and lower cost of ownership.

In the three and six month periods ended June 30, 1997, revenues were concentrated among four and five significant customers within the supermarket industry comprising 81% and 85%, respectively, of total revenues. For the three and six month periods ended June 30, 1996, revenues were concentrated among two significant customers comprising 87% and 73%, respectively, of total revenues. There were no software license fees recorded in the second quarter of 1997 whereas revenues in the second quarter of 1996 included $243,000 of software license fees, or 17% of total revenues. For the six month periods ended June 30, 1997 and 1996 software license fees were $122,000 and $243,000, respectively, or 15% and 9% of total revenues.

Maintenance revenues for the three months ended June 30, 1997 increased to $237,000 from $175,000 in the corresponding 1996 period, reflecting a larger installed customer base. For the first half of 1997 maintenance revenues increased to $503,000 from $348,000 in the first half of 1996.

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

Primarily due to decreased product sales, cost of goods sold decreased to $434,000 for the three months ended June 30, 1997, from $1,527,000 for the three months ended June 30, 1996, and to $999,000 for the first half of 1997, from $2,971,000 in the first half of 1996. Warranty and maintenance expenses included in cost of goods sold decreased to $184,000 in the three months ended June 30, 1997 compared to $245,000 for the same period in 1996, and to $426,000 in the first half of 1997 from $445,000 in the first half of 1996, which included reductions in warranty costs. The gross loss (cost of goods sold in excess of revenues) increased in the second quarter to 51% of total revenues, from 7% in the comparable 1996 period, while the gross loss in the first six months of 1997 increased to 24% of total revenues from 12% in the 1996 corresponding period, reflecting reduced installation volumes.

The Company anticipates that system enhancements to be implemented in 1997 will decrease future warranty and maintenance expenses per installation and, in the future, that the cost of goods sold will decrease as a percentage of revenues as a result of higher manufacturing volumes of its components and as the installation process is improved.

Selling, General and Administrative. Selling, general and administrative costs consist of costs associated with selling and administrative staff, overhead, market research and development, and customer service personnel. Selling, general and administrative costs increased to $3,573,000 for the three month period ended June 30, 1997, compared to $1,757,000 for the same period in 1996. For the first six months of 1997 selling, general and administrative costs increased to $5,590,000 from $3,453,000 in the comparable 1996 period. These increases reflect efforts to expand the Company's organization in anticipation of sales growth. In addition, results for the three and six month periods include the effect of a special non-cash charge of $510,000 for the issuance of common stock purchase warrants.

Research and Development. Research and development expenses were $668,000 for the three month period ended June 30, 1997 compared to $251,000 for the same period in 1996. For the six months ended June 30, 1997 research and development expenses were $1,158,000 compared to $564,000 for the corresponding period of the previous year. Such increases reflect expanded hardware engineering activities. Additionally, for the three month and six month periods ended June 30, 1997 the Company capitalized $80,000 and $155,000 of product development software costs. In the comparable 1996 periods $171,000 and $394,000, respectively, of such costs were capitalized. These product development costs are amortized over the shorter of the estimated useful life of the related software product or process or three years.

Interest Income. Interest income increased to $1,392,000 for the three month period ended June 30, 1997, compared to $16,000 for the same period in 1996, due to increased cash and cash equivalents available for investment, including the proceeds of the sale, in a private offering (the "Private Placement"), of 147,312 Units consisting of $147,312,000 principal amount at maturity of 13.25% Senior Discount Notes due February 1, 2004 (the "Senior Discount Notes") together with warrants (the "Warrants") to purchase an aggregate of 2,538,258 shares of common stock, $.01 par value ("Common Stock") consummated on January 24, 1997. For the six months ended June 30, 1997 interest income increased to $2,438,000 from $50,000 in the corresponding period of the prior year.

Interest Expense. Interest expense increased to $3,630,000 for the three month period ended June 30, 1997, compared to $99,000 for the same period in 1996. For the first half of 1997 interest expense increased to $6,353,000 from $186,000 in the first half of 1996. Interest expense in 1997 and 1996 included interest on amounts borrowed from the Connecticut Development Authority ("CDA") and additionally, in 1997, interest on the 13.25% Senior Discount Notes. With the consummation of the Private Placement in January 1997, the Company commenced recording interest on an amount equal to the gross proceeds from the Private Placement plus prior recorded and unpaid interest at the annual rate of 13.25%. Additional expense is being recorded as a result of the amortization of the discount recorded on the Senior Discount Notes (for value attributed to the Warrants) and the amortization of costs of issuance.

Income Taxes. The Company has incurred net losses since inception which have generated net operating loss carryforwards of approximately $48 million for federal and state income tax purposes, which are available to offset future taxable income and expire through the year 2012 for federal income tax purposes. In consideration of the Company's accumulated losses through June 30, 1997 and the uncertainty of its ability to utilize any future tax benefits resulting from these losses, the impact of this potential tax benefit has been eliminated in the Company's condensed consolidated financial statements.

Liquidity and Capital Resources

As of June 30, 1997, the Company had net working capital of $99,021,000, reflecting cash and cash equivalents of $98,388,000, compared to net working capital of $8,764,000, reflecting cash and cash equivalents of $8,198,000 at December 31, 1996. The increase in net working capital and in cash and cash equivalents resulted primarily from the approximately $95 million in net proceeds raised in the Private Placement.

Net cash used in operations was $3,638,000 for the six months ended June 30, 1997, compared to net cash of $3,675,000 used for operating activities for the six months ended June 30, 1996. In the first six months of 1997, the net loss of $10,970,000 included $6,156,000 of non-cash interest and related amortization expense not used by operations. The net cash used in operations in the first six months of 1996 was comprised primarily of the net loss of $4,559,000.

Cash used in investing activities totaled $900,000 for the six months ended June 30, 1997, compared to $539,000 of cash used in investing activities for the six months ended June 30, 1996. Investing activities included capital expenditures of $745,000 and $145,000 for the six months ended June 30, 1997 and 1996, respectively. The Company also capitalized $155,000 and $394,000 in product development costs in the respective 1997 and 1996 periods.

In addition to selling the ERS ShelfNet System to customers at a price generally in excess of $100,000 per store, under the SayGo Plan the Company will offer the system on a fee based arrangement whereby the Company retains ownership of the system. As a result, the Company will have substantial cash requirements for manufacturing and carrying costs attendant to the introduction of the SayGo Plan, which will not initially be covered by revenues, calculated on the basis of usage fees paid by customers. Accordingly, the Company will require substantial funds in order to support the introduction of the SayGo Plan.

To date, the Company has not generated positive cash flow from operations, and has historically funded its operations primarily through loans from its stockholders; the sale of interests in an affiliated partnership; the initial public offering of its Common Stock consummated in May 1993; its arrangements with the CDA; the sale of Series A Preferred Stock, $1.00 par value, to the Company's principal stockholders and members of its Board of Directors and their affiliates, an offshore public offering and contemporaneous private placement of Common Stock in July 1996 and the Private Placement.

Cash from financing activities provided $94,728,000 in the first half of 1997 as a result of the Private Placement, compared to $1,651,000 provided by financing activities in the first half of 1996. The Company borrowed the remaining $1,650,000 under its facility with the CDA during the first half of 1996.

The aggregate of $5,000,000 principal amount of indebtedness to the CDA (the "CDA Note") is repayable five years after the August 1994 closing and is convertible to shares of Common Stock at an adjusted conversion price calculated at $3.00 plus the average price of the Common Stock during the twelve months prior to conversion. At closing, the CDA acquired five-year warrants to purchase 699,724 shares (as adjusted) of Common Stock, exercisable at an adjusted price calculated at $2.58 plus the average market price of the Common Stock during the twelve months prior to exercise. Under its arrangements with the CDA, the Company will be obligated to comply with certain covenants (some of which remain in effect for up to ten years from closing), whether or not the CDA Note has been paid in full, or be subject to certain penalties including immediate repayment of the CDA Note in full. In the event of specified changes in control of the Company coupled with prepayment of its note, the Company has rights to repurchase such warrants and shares at the fair market value thereof (calculated pursuant to such arrangements), and thereby, subject to the foregoing, extinguish such covenants. In all events (and notwithstanding any such repurchase), if the Company relocates outside of Connecticut before August 2004, all advances made by the CDA are subject to acceleration, together with a penalty of $250,000.

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

The Company continues actively to explore, evaluate and have discussions with respect to collaborative development projects and related arrangements, and the Company may consider additional transactions, consistent with the provisions of the indenture, that will further enhance its liquidity. The Company has not reached any determination with respect to the size or nature of any such transaction, or whether any such transaction will be undertaken, and there can be no assurance that any such transaction will be effected. The Company has engaged Patricof & Co. in connection with certain corporate finance services and, in addition to three-year warrants issued in the second quarter of 1997 exercisable with respect to 250,000 shares of Common Stock at an exercise price of $5.24 per share, Patricof may receive fees that become due if certain transactions are consummated.

   Electronic Retailing Systems International, Inc.

                     Form 10-Q

Part II-Other Information


PART II.  Other Information


Item 2. 	CHANGES IN SECURITIES

(c)	As described under "Item 2.  Management's Discussion
and Analysis of Financial Condition and Results of Operations" of Part I of this report, on April
29,1997 the Company issued three-year warrants, exercisable with respect to 250,000 shares of Common
Stock at an exercise price of $5.24 per share, to Patricof & Co. in connection with certain corporate finance services. Such issuance was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

		(a)	Exhibits

	The exhibits filed or incorporated by reference as part of this Quarterly Report on Form 10-Q are listed on the attached Index to Exhibits.

		(b)		Current Reports on Form 8-K

	During the quarter ended June 30, 1997, the Company did not file a Current Report on Form 8-K.

Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



              					      ELECTRONIC RETAILING SYSTEMS
				                     INTERNATIONAL, INC.


	August 14, 1997	        s/Bruce F. Failing, Jr.
	---------------	        ----------------------------
	Date		                  Bruce F. Failing, Jr.
                     				Vice Chairman and Chief
                     					Executive Officer





August 14, 1997	         s/Michael Luetkemeyer
----------------	        ----------------------------
Date			                  Michael Luetkemeyer
			                     	Chief Financial Officer
                     				(principal financial and accounting
			                      	officer)

  Electronic Retailing Systems International, Inc.

Form 10-Q for the Three and Six Months Ended June 30, 1997

		Index to Exhibits

Exhibit Number		       Document Description
----------------	      ---------------------

	11			                 Computation of Net Loss Per Common Share


	27		                  Financial Data Schedule, which is submitted
                       electronically to the Securities and Exchange
                       Commission for information only and is not
                       filed.