Form 10-Q
period 1997-09-30
ELECTRONIC RETAILING SYSTEMS INTERNATIONAL INC
filed 1997-11-14
CIK 898747

===============================================================

                                  FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

        X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      -----    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1997

                                     OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      -----       OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from           to
                                           ---------    ----------
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

                               488 Main Avenue
                         Norwalk, Connecticut 06851
        (Address of principal executive offices, including zip code)

                               (203) 849-2500
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      YES   X        NO
          -----        -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                   Outstanding at November 1, 1997
----------------------------        -------------------------------
Common Stock, $.01 par value                  21,114,689 shares

===============================================================

              Electronic Retailing Systems International, Inc.

                                  Form 10-Q

                                  Contents

                                                            Page Number
PART I. Financial Information

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheet-
              September 30, 1997 and December 31, 1996            3

            Condensed Consolidated Statement of
              Operations - Three and Nine Months
              Ended September 30, 1997 and 1996                   4

            Condensed Consolidated Statement of
              Cash Flows-Nine Months Ended September
              30, 1997 and 1996                                   5

            Notes to Condensed Consolidated
              Financial Statements                                6

Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                          9

PART II. Other Information

Item 6.     Exhibits and Reports on Form 8-K                      15

SIGNATURES                                                        16

INDEX TO EXHIBITS                                                 17

                  Electronic Retailing Systems International, Inc.
                        Condensed Consolidated Balance Sheet
                  (in thousands except per share and share amounts)
                                                   September 30,     December 31,
                                                   -------------     ------------
                                                        1997             1996
                                                   -------------     ------------
                                                    (Unaudited)
Assets
Current assets
 Cash and cash equivalents                         $ 91,537          $  8,198
 Accounts receivable                                    382             1,061
 Inventories                                          2,670               821
 Prepayments and other current assets                 1,522               232
                                                   --------          --------
    Total current assets                             96,111            10,312
                                                   --------          --------
Equipment                                             3,505             2,444
 Accumulated depreciation                            (1,548)           (1,798)
                                                   --------          --------
 Net equipment                                        1,957               646
                                                   --------          --------
Other non-current assets                              6,181             1,302
                                                   --------          --------
Total assets                                       $104,249          $ 12,260
                                                   ========          ========
Liabilities and Stockholders' Equity
Current liabilities
 Accounts payable and accrued expenses             $  1,462          $  1,548
                                                   --------          --------
    Total current liabilities                         1,462             1,548
                                                   --------          --------
Long-term debt
 CDA Note, 7.4%                                       4,991             4,989
 Senior Discount Notes, 13.25%                      104,454                 -
                                                   --------          --------
    Total long-term debt                            109,445             4,989
                                                   --------          --------
Common stock purchase warrants                        5,100                 -
                                                   --------          --------
Commitments                                               -                 -
                                                   --------          --------
Stockholders' equity
 Preferred stock (par value $1.00 per
  share, 2,000,000 shares authorized,
  none issued and outstanding)                            -                 -
 Common stock (par value $0.01 per share;
  35,000,000 and 25,000,000 shares
  authorized, 21,114,689 and 21,047,106
  shares issued and outstanding in 1997
  and 1996)                                             211               210
 Additional paid-in capital                          51,270            50,655
 Accumulated deficit                                (63,239)          (45,142)
                                                   --------          --------
    Total stockholders' (deficit) equity            (11,758)            5,723
                                                   --------          --------
Total liabilities and stockholders' equity         $104,249          $ 12,260
                                                   ========          ========

     See accompanying notes to condensed consolidated financial statements

                  Electronic Retailing Systems International, Inc.
                   Condensed Consolidated Statement of Operations
                      (in thousands, except per share amounts)
                                     (Unaudited)
                                          Three Months Ended     Nine Months Ended
                                             September 30,          September 30,
                                          -------------------    -------------------
                                            1997        1996       1997       1996
                                          -------     -------     -------    -------
Revenues
 Product sales                            $   599    $  1,376    $    904    $  3,675
 Maintenance                                  150         247         653         595
                                          -------    --------     -------    --------
   Total revenues                             749       1,623       1,557       4,270
                                          -------    --------     -------    --------
Cost of goods sold
 Product sales                              1,318       1,429       1,891       3,955
 Maintenance                                  189         273         615         718
                                          -------    --------     -------    --------
   Total cost of goods sold                 1,507       1,702       2,506       4,673
                                          -------    --------     -------    --------
 Gross profit (loss)                         (758)        (79)       (949)       (403)
                                          -------    --------     -------    --------
Operating expenses
 Selling, general and administrative        3,253       1,659       8,843       5,112
 Research and development                     578         222       1,736         786
 Depreciation and amortization                 75          41         191         123
                                          -------    --------     -------    --------
   Total operating expenses                 3,906       1,922      10,770       6,021
                                          -------    --------     -------    --------
 Loss from operations                      (4,664)     (2,001)    (11,719)     (6,424)
                                          -------    --------     -------    --------
Other income (expenses)
 Interest income                            1,333         129       3,771         179
 Interest expense                          (3,796)        (97)    (10,149)       (283)
                                          -------    --------     -------    --------
   Total other income (expenses)           (2,463)         32      (6,378)       (104)
                                          -------    --------     -------    --------
 Net loss                                 $(7,127)   $ (1,969)   $(18,097)   $ (6,528)
                                          =======    ========    ========    ========
Earnings (loss) per Share
 Weighted average common shares
   outstanding                             21,102      19,930      21,081      14,528
                                          =======    ========    ========    ========
 Earnings (loss) per common share         $ (0.34)   $  (0.10)   $  (0.86)   $  (0.47)
                                          =======    ========    ========    ========






       See accompanying notes to condensed consolidated financial statements

                  Electronic Retailing Systems International, Inc.
                   Condensed Consolidated Statement of Cash Flows
                                   (in thousands)
                                     (Unaudited)
                                                           Nine Months Ended
                                                             September 30,
                                                        ---------------------
                                                         1997          1996
                                                        -------       -------
Cash Flows Used in Operating Activities:
 Net loss                                               ($18,097)     ($6,528)
 Other adjustments to reconcile net loss
   to net cash used in operating activities                8,791          201
                                                        --------      -------
    Cash used in operating activities                     (9,306)      (6,327)
                                                        --------      -------
Cash Flows Used in Investing Activities:
 Capital expenditures                                     (1,781)        (245)
 Capitalized product development costs                      (272)        (513)
                                                        --------      -------
    Cash used in investing activities                     (2,052)        (758)
                                                        --------      -------
Cash Flows from Financing Activities:
 Net proceeds from issuance of long-term debt             89,493        1,650
 Proceeds from issuance of common stock
  purchase warrants                                        5,100            -
 Proceeds from exercise of stock options                     105            -
 Net proceeds from issuance of common stock                    -       12,111
 Payment upon conversion of preferred stock                    -         (235)
                                                        --------      -------
    Cash provided by financing activities                 94,698       13,526
                                                        --------      -------
    Net increase (decrease) in cash and
     cash equivalents                                     83,339        6,441
                                                        --------      -------
Cash and cash equivalents at beginning of period           8,198        3,210
                                                        --------      -------
Cash and cash equivalents at end of period              $ 91,537      $ 9,651
                                                        ========      =======


              Electronic Retailing Systems International, Inc.
            Notes to Condensed Consolidated Financial Statements
                             September 30, 1997
                                 (Unaudited)

Note 1 -Basis of Consolidation:

Electronic Retailing Systems International, Inc. ("ERS" or the "Company"), was incorporated in 1993 under the laws of the State of Delaware as a holding company for the business and assets of Electronic Retailing Systems International, Inc., incorporated in 1990 under the laws of Connecticut, and an affiliated partnership. The unaudited condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year ending December 31, 1997. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

Cash and cash equivalents at September 30, 1997 include deposits of approximately $3,904,000, held as interest bearing collateral for irrevocable letters of credit of the same amounts relating to future inventory purchases. Such letters of credit expire on various dates throughout 1997.

              Electronic Retailing Systems International, Inc.
            Notes to Condensed Consolidated Financial Statements
                             September 30, 1997
                                 (Unaudited)

Note 3 -Inventories:

Inventories are stated at the lower of cost (determined on a first in, first out basis) or market value. Inventories at September 30, 1997 consist of $1,168,000 of materials and supplies and $1,502,000 of finished goods. Inventories at December 31, 1996 consisted of $188,000 of materials and supplies and $633,000 of finished goods. Inventories in excess of expected requirements due to new product introductions or product enhancements are expensed currently.

Note 4 - Sale of Senior Discount Notes and Warrants:

On January 24,1997, the Company completed the sale, in a private offering (the "Private Placement"), of 147,312 Units ("Units") consisting of $147,312,000 principal amount at maturity of 13.25% Senior Discount Notes due February 1, 2004 (the "Notes") together with warrants (the "Warrants") to purchase an aggregate of 2,538,258 shares of Common Stock, at an exercise price of $5.23 per share, exercisable from the period commencing on the first anniversary of closing through February 1, 2004.

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

              Electronic Retailing Systems International, Inc.
            Notes to Condensed Consolidated Financial Statements
                             September 30, 1997
                                 (Unaudited)

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

The Company has engaged Patricof & Co. in connection with certain corporate finance services and, in addition to three-year warrants issued in the second quarter of 1997 exercisable with respect to 250,000 shares of Common Stock at an exercise price of $5.24 per share, Patricof & Co. may receive fees that become due if certain transactions are consummated.

Note 5 -New Accounting Standard:

In February 1997, the Financial Accounting Standards Board issued
Financial Accounting Standard No. 128 "Earnings per Share" ("FAS
128") to be effective for financial statements for periods ending after December 15, 1997.

The changes required by FAS 128 adjust the calculation of earnings per share ("EPS") under generally accepted accounting principles in the U.S. to be more consistent with international standards. Under the new standard, companies will replace the reporting of "primary" EPS with "basic" EPS. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. "Fully diluted" EPS will be replaced by "diluted" EPS, which will be similar to fully diluted EPS as previously computed.

Due to the Company's generation of losses there is no difference anticipated between "primary" EPS as reported by the Company and "basic" EPS as computed under FAS 128.

Note 6 -Subsequent Event

On October 29, 1997, ERS and Telepanel Systems, Inc. a developer, manufacturer and supplier of electronic shelf label systems located in Markham, Ontario, Canada, announced a definitive agreement to combine pursuant to a plan of arrangement under Canadian law. Under the terms of the transaction, Telepanel will be recapitalized with each Telepanel common share exchanged for
 .5566 of an Exchangeable Share (a newly created class of shares) of Telepanel, such exchange ratio subject to adjustment downwards

              Electronic Retailing Systems International, Inc.
            Notes to Condensed Consolidated Financial Statements
                             September 30, 1997
                                 (Unaudited)


in certain circumstances. Each Exchangeable Share will be exchangeable at the option of the holder for one share of ERS common stock and, while outstanding, will carry the right, through a voting trust, to vote at meetings of stockholders of ERS and receive dividends equivalent to those paid on a share of ERS common stock. The transaction is expected to close in the first quarter of 1998 and is subject to the approval of both companies' shareholders, confirmation that the transaction will qualify for pooling of interests accounting treatment, the approval by a Canadian court and other third party and regulatory approvals.

              ELECTRONIC RETAILING SYSTEMS INTERNATIONAL, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

Overview

The market for electronic shelf labeling ("ESL") systems is in the development stage, and the Company estimates that, as of September 30, 1997, approximately 125 stores in the United States were operating such systems, out of a potential market in excess of 100,000 supermarkets and other stores. Large supermarket chains have tested the productivity benefits as well as the technical functionality of ESL systems in pilot stores, as a result of which the Company believes they are in a position to consider rolling out the systems. The Company's objective is to be the worldwide leader in the emerging ESL system market as product adoption and penetration increases.

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

Since its inception in April 1990, the Company has been engaged primarily in the development, design, market testing and, more recently, sale of the ERS ShelfNet System. The Company subcontracts to third parties the manufacture and assembly of the components comprising the ERS ShelfNet System. In addition, the Company engages unaffiliated parties to augment its internal development resources and to assist it in the continued development of the ERS ShelfNet System. Since inception and through September 30, 1997, the Company has generated cumulative revenues of $14.1 million, and has incurred a cumulative net loss of approximately $83.8 million, which includes non-cash charges in the amount of $8.6 million for stock option compensation expense.

The Company historically has marketed the ERS ShelfNet System for sale at prices generally in excess of $100,000 per store. The purchase of an ESL system from the Company has therefore represented a significant capital expenditure for capital-constrained retailers. The Company now intends also to market its ERS ShelfNet System on a fee based arrangement whereby the Company will own the system and, with no upfront cash cost to the retailer, furnish the system to retailers (generally for a period of up to five years), who will pay monthly fees to the Company based largely on their actual usage of the system. The Company believes this program, known as "Save As You Go" (the "SayGo

Plan"), will increase market acceptance of the ERS ShelfNet
System. However, there can be no assurance that the pricing strategy will be accepted by customers or will be successful in helping the Company to attain profitability.

Under the SayGo Plan, the Company will recognize revenues as monthly usage and other fees are billed to customers. Also, under the SayGo Plan the Company will retain ownership of the systems, which will be reflected as long-term assets on the Company's consolidated balance sheet and which will be depreciated on a straight-line basis over the shorter of their economic lives or five years.

Results of Operations

Revenues. During the three month period ended September 30, 1997, the Company's total revenues were $749,000 compared to $1,623,000 in the corresponding quarter in 1996. Revenues for the nine months ended September 30, 1997 were $1,557,000 compared to $4,270,000 in the corresponding period of 1996. The Company believes that the decrease in revenues in 1997 compared to 1996 reflects the decreased demand for the Company's previous generation product attendant to plans to introduce a new generation product designed to provide advantages in ease of installation, ease of use and lower cost of ownership.

In the three and nine month periods ended September 30, 1997, revenues were concentrated among three and four significant customers within the supermarket industry comprising 93% and 86%, respectively, of total revenues. For the three and nine month periods ended September 30, 1996, revenues were concentrated among two significant customers comprising 83% and 75%, respectively, of total revenues. There were no software license fees recorded in the third quarter of 1997, and for the nine month periods ended September 30, 1997 and 1996 software license fees were $122,000 and $243,000, respectively, or 8% and 6% of total revenues.

Maintenance revenues for the three months ended September 30, 1997 decreased to $150,000 from $247,000 in the corresponding 1996 period, reflecting a reduced customer base of the previous generation product. For the first nine months of 1997, maintenance revenues increased to $653,000 from $595,000 in the first nine months of 1996.

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

Cost of goods sold decreased to $1,507,000 for the three months ended September 30, 1997, from $1,702,000 for the three months ended September 30, 1996, and to $2,506,000 for the first nine months of 1997, from $4,673,000 in the first nine months of 1996. Warranty and maintenance expenses included in cost of goods sold decreased to $189,000 in the three months ended September 30, 1997 compared to $273,000 for the same period in 1996, and to $615,000 in the first nine months of 1997 from $718,000 in the first nine months of 1996, which included reductions in warranty costs. The gross loss (cost of goods sold in excess of revenues) increased in the third quarter of 1997 to 101% of total revenues, from 5% in the comparable 1996 period, while the gross loss in the first nine months of 1997 increased to 61% of total revenues from 9% in the 1996 corresponding period, reflecting reduced installation volumes.

The increase in gross loss is primarily the result of the Company's transition to a new generation of wireless products. During this transition, the Company experienced high initial material costs and installation inefficiencies. Additionally, because of a reduction in product sales in the third quarter and for the nine month period ended September 30, 1997, depreciation of manufacturing equipment and amortization of product development costs comprised a significant share of the cost of sales.

The Company anticipates that system enhancements to be implemented in 1997 and 1998 will decrease future warranty and maintenance expenses per installation and, in the future, that the cost of goods sold will decrease as a percentage of revenues as a result of higher manufacturing volumes of its components and as the installation process is improved.

Selling, General and Administrative. Selling, general and administrative costs consist of costs associated with selling and administrative staff, overhead, market research and development, and customer service personnel. Selling, general and administrative costs increased to $3,253,000 for the three month period ended September 30, 1997, compared to $1,659,000 for the same period in 1996. For the first nine months of 1997 selling, general and administrative costs increased to $8,843,000 from $5,112,000 in the comparable 1996 period. These increases reflect efforts to expand the Company's organization in anticipation of sales growth. In addition, results for the nine month period include the effect of a special non-cash charge of $510,000 for the issuance of common stock purchase warrants.

Research and Development. Research and development expenses were $578,000 for the three month period ended September 30, 1997 compared to $222,000 for the same period in 1996. For the nine months ended September 30, 1997 research and development expenses were $1,736,000 compared to $786,000 for the corresponding period of the previous year. Such increases reflect expanded hardware engineering activities. Additionally, for the three and nine month periods ended September 30, 1997 the Company capitalized $117,000 and $272,000 of product development software costs. In the comparable 1996 periods $119,000 and $513,000, respectively, of such costs were capitalized. These product development costs are amortized over the shorter of the estimated useful life of the related software product or process or three years.

Interest Income. Interest income increased to $1,333,000 for the three month period ended September 30, 1997, compared to $129,000 for the same period in 1996, due to increased cash and cash equivalents available for investment, including the proceeds of the sale, in a private offering (the "Private Placement"), of 147,312 Units consisting of $147,312,000 principal amount at maturity of 13.25% Senior Discount Notes due February 1, 2004 (the "Senior Discount Notes") together with warrants (the "Warrants") to purchase an aggregate of 2,538,258 shares of common stock, $.01 par value (the "Common Stock") consummated on January 24, 1997. For the nine months ended September 30, 1997 interest income increased to $3,771,000 from $179,000 in the corresponding period of the prior year.

Interest Expense. Interest expense increased to $3,796,000 for the three month period ended September 30, 1997, compared to $97,000 for the same period in 1996. For the first nine months of 1997 interest expense increased to $10,149,000 from $283,000 in the first nine months of 1996. Interest expense in 1997 and 1996 included interest on amounts borrowed from the Connecticut Development Authority ("CDA") and additionally, in 1997, non-cash interest on the 13.25% Senior Discount Notes. With the consummation of the Private Placement in January 1997, the Company commenced recording interest on an amount equal to the gross proceeds from the Private Placement plus prior recorded and unpaid interest at the annual rate of 13.25%. Additional expense is being recorded as a result of the amortization of the discount recorded on the Senior Discount Notes (for value attributed to the Warrants) and the amortization of costs of issuance.

Income Taxes. The Company has incurred net losses since inception which have generated net operating loss carryforwards of approximately $52 million for federal and state income tax purposes, which are available to offset future taxable income and expire through the year 2012 for federal income tax purposes. In consideration of the Company's accumulated losses through September 30, 1997 and the uncertainty of its ability to utilize any future tax benefits resulting from these losses, the impact of this potential tax benefit has been eliminated in the Company's unaudited condensed consolidated financial statements.

Liquidity and Capital Resources

As of September 30, 1997, the Company had net working capital of $94,649,000, reflecting cash and cash equivalents of $91,537,000, compared to net working capital of $8,764,000, reflecting cash and cash equivalents of $8,198,000 at December 31, 1996. The increase in net working capital and in cash and cash equivalents resulted primarily from the approximately $95 million in net proceeds raised in the Private Placement.

Net cash used in operations was $9,306,000 for the nine months ended September 30, 1997, compared to net cash of $6,327,000 used for operating activities for the nine months ended September 30, 1996. In the first nine months of 1997, the net loss of $18,097,000 included $9,871,000 of non-cash interest expense not used by operations. The net cash used in operations in the first nine months of 1996 was comprised primarily of the net loss of $6,528,000.

Cash used in investing activities totaled $2,053,000 for the nine months ended September 30, 1997, compared to $758,000 of cash used in investing activities for the nine months ended September 30, 1996. Investing activities included capital expenditures of $1,780,000 and $245,000 for the nine months ended September 30, 1997 and 1996, respectively. The Company also capitalized $272,000 and $513,000 in product development costs in the respective 1997 and 1996 periods.

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

To date, the Company has not generated positive cash flow from operations, and has historically funded its operations primarily through loans from its stockholders; the sale of interests in an affiliated partnership; the initial public offering of its Common Stock consummated in May 1993; its arrangements with the CDA; the sale of Series A Preferred Stock, $1.00 par value, to the Company's principal stockholders and members of its Board of Directors and their affiliates; an offshore public offering and contemporaneous private placement of Common Stock in July 1996 and the Private Placement.

Cash from financing activities provided $94,698,000 in the first nine months of 1997 as a result of the Private Placement, compared to $13,526,000 provided by financing activities in the first nine months of 1996. The Company borrowed the remaining $1,650,000 under its facility with the CDA during the 1996 period, and also completed an offshore public offering and contemporaneous private placement of Common Stock in exchange for aggregate proceeds of approximately $12 million.

The aggregate of $5,000,000 principal amount of indebtedness to the CDA (the "CDA Note") is repayable five years after the August 1994 closing and is convertible to shares of Common Stock, at $3.00 plus the average market price of the Common Stock during the twelve months prior to conversion. At closing, the CDA acquired five-year warrants to purchase 699,724 shares (as adjusted) of Common Stock, exercisable at an adjusted price calculated at $2.58 plus the average market price of the Common Stock during the twelve months prior to exercise. Under its arrangements with the CDA, the Company will be obligated to comply with certain covenants (some of which remain in effect for up to ten years from closing), whether or not the CDA Note has been paid in full, or be subject to certain penalties including immediate repayment of the CDA Note in full. In the event of specified changes in control of the Company coupled with prepayment of its note, the Company has rights to repurchase such warrants and shares at the fair market value thereof (calculated pursuant to such arrangements), and thereby, subject to the foregoing, extinguish such covenants. In all events (and notwithstanding any such repurchase), if the Company relocates outside of Connecticut before August 2004, all advances made by the CDA are subject to acceleration, together with a penalty of $250,000.

In January 1997, the Company completed the private sale of 147,312 Units, consisting of $147,312,000 principal amount at maturity of its Senior Discount Notes and Warrants, which were sold to investors at a price aggregating $100 million ($95 million net proceeds to the Company). The Senior Discount Notes mature on February 1, 2004, with accrual of cash interest at the rate of 13.25% per annum commencing February 1, 2000, such interest payable thereafter on February 1 and August 1 of each year commencing August 1, 2000. The Senior Discount Notes may be called, at the Company's option, in whole or in part, at any time after February 1, 2001, and upon specified change in control events, each holder has the right to require the Company to purchase its Senior Discount Note, at specified prices.

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

On October 29, 1997, the Company and Telepanel Systems Inc. ("Telepanel") executed a Combination Agreement dated such date (the "Combination Agreement"), which provides for the combination of the company and Telepanel pursuant to a plan of arrangement under Canadian law (the "Arrangement"). Under the terms of the transaction (the "Transaction"), Telepanel will be recapitalized and each common share, without par value (collectively, the "Telepanel Common Shares"), of Telepanel will be exchanged for
 .5566 of an exchangeable share (a newly created class of shares) of Telepanel (collectively, the "Exchangeable Shares"). Each Exchangeable Share will entitle the holder thereof to dividend and other rights economically equivalent to those of one share of ERS Common Stock and, through a voting trust, to vote at meetings of stockholders of the Company. The Exchangeable Shares will be exchangeable, at the option of the holder, for ERS Common Stock, on a share-for-share basis. As a result of the Transaction, the Company will become the sole beneficial owner of the outstanding Telepanel Common Shares.

Based on the exchange ratio (the "Exchange Ratio") of .5566 Exchangeable Shares for each Telepanel Common Share, the Company will ultimately be required to issue up to 9,992,460 shares of ERS Common Stock in exchange for all Exchangeable Shares issuable upon exchange of the currently outstanding Telepanel Common Shares. In addition, the Company will be required to issue up to approximately 2,764,799 shares of ERS Common Stock in respect of Exchangeable Shares exchanged for further Telepanel Common Shares issuable pursuant to outstanding options, warrants and convertible securities of Telepanel. In the event that, prior to the effective date of the Arrangement, Telepanel consummates specified additional financings through the issuance of convertible securities, the Exchange Ratio will be adjusted so as not to be less than .5166 Exchangeable Shares for each Telepanel Common Share.

The obligations of ERS and Telepanel to consummate the Arrangement are subject to the satisfaction or waiver, where permissible, of certain conditions set forth in the Combination Agreement, including obtaining approval of the stockholders of ERS and of Telepanel, the approval (without material condition or costs) of the plan of arrangement contemplated by the Combination Agreement by the Ontario Court of Justice (General Division), the receipt of certain consents from the holders of debt of ERS and Telepanel, and the receipt of certain accountants' letters relating to the Transaction's qualification for pooling-of-interests accounting treatment. It is currently anticipated that the Arrangement will become effective within ten business days of the requisite stockholder approval in the first quarter of 1998.

The Company continues actively to explore, evaluate and have discussions with respect to collaborative development projects and related arrangements, and the Company may consider additional transactions, consistent with the provisions of the indenture, that will further enhance its liquidity. The Company has not reached any determination with respect to the size or nature of any such transaction, or whether any such transaction will be undertaken, and there can be no assurance that any such transaction will be effected. The Company has engaged Patricof & Co. in connection with certain corporate finance services and, in addition to three-year warrants issued in the second quarter of 1997 exercisable with respect to 250,000 shares of Common Stock at an exercise price of $5.24 per share, Patricof may receive fees that become due if certain transactions are consummated.

              Electronic Retailing Systems International, Inc.

                                  Form 10-Q

PART II.  Other Information

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

                  The exhibits filed or incorporated by reference as part of this Quarterly Report on Form 10-Q are listed on the attached Index to Exhibits.

            (b)   Current Reports on Form 8-K

                  During the quarter ended September 30, 1997, the Company did not file a Current Report on Form 8-
                  K. The Company filed a Current Report on Form 8-K dated October 29, 1997 addressing, under "Item 5. Other Events" thereunder, the execution of the Combination Agreement with Telepanel. No financial statements were included with such report.

                                 Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ELECTRONIC RETAILING SYSTEMS
                               INTERNATIONAL, INC.

November 14, 1997             s/Bruce F. Failing, Jr.
-----------------             --------------------------------
Date                          Bruce F. Failing, Jr.
                              Vice Chairman and Chief Executive
                               Officer


November 14, 1997             s/Michael Luetkemeyer
-----------------             --------------------------------
Date                          Michael Luetkemeyer
                              Chief Financial Officer (principal
                               financial and accounting officer)

              Electronic Retailing Systems International, Inc.

Form 10-Q for the Three and Nine Months Ended September 30, 1997

                              Index to Exhibits

Exhibit Number                Document Description
--------------                --------------------

10(a) Combination Agreement dated October 29, 1997 between the Company and Telepanel Systems Inc. (Incorporated by Reference to Exhibit 5(a) of the Current Report on Form 8-K dated October 29, 1997).

11                            Computation of Net Loss Per Common
                              Share

27                            Financial Data Schedule, which is
                              submitted electronically to the
                              Securities and Exchange Commission for
                              information only and is not filed.