Form 10-K
period 1997-12-31
ELECTRONIC RETAILING SYSTEMS INTERNATIONAL INC
filed 1998-03-30
CIK 898747

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                    Commission file
    December 31, 1997                        number 0-21456
-------------------------                    ---------------

        ELECTRONIC RETAILING SYSTEMS INTERNATIONAL, INC.
        ------------------------------------------------
     (Exact name of registrant as specified in its charter)

         Delaware                                 06-1361276
-------------------------------              -------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

        488 Main Avenue
        Norwalk, Connecticut                  06851
----------------------------------------     -------------
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code: 203-849-2500
                                                    ------------
Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----
Securities registered pursuant to Section 12(g) of the Act:

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

                        Yes    X           No
                           --------            --------

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

          State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.


Aggregate market value as of March 15, 1998.....$34,053,746


          Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

          Common Stock, $.01 par value,
            as of March 15, 1998 . . . . . . . 21,216,166 shares


               DOCUMENTS INCORPORATED BY REFERENCE

          List hereunder the documents, all or portions of which are incorporated by reference herein, and the part of the Form 10-K into which the document is incorporated: Proxy Statement to be filed with respect to the 1998 Annual Meeting of Stockholders-Part III.

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

     The ERS ShelfNet System functions as a local area network, utilizing open systems networking architecture driven by the Company's software and communications hardware, which are designed to interface with other store and vendor applications. Each ESL is a miniature data transceiver that is capable of storing, receiving and returning alphanumeric messages. An ERS store-based local area network has up to 20,000 individual ESLs connected to a central server. The ERS ShelfNet System is designed to allow retailers to:

     o Implement price changes almost instantaneously from the store's central computer or directly from corporate or regional headquarters;

     o Ensure pricing integrity by accurately displaying and monitoring product prices;

     o Streamline stock monitoring activities to reduce lost sales resulting from the failure to properly stock items;

     o Increase the speed and accuracy of placing product displays and promotional material by reducing and simplifying the tasks required of store employees; and

     o Audit inventory more efficiently and improve computerized inventory ordering systems.


ERS believes these features enable retailers to reduce labor costs, increase productivity and pricing accuracy, and improve inventory management, thereby raising such retailers' gross margins and lowering their operating costs in the highly competitive U.S. retailing market.

     As of December 31, 1997, the ERS ShelfNet System was installed in 53 U.S. retail stores, including stores owned by such leading supermarket chains as Stop & Shop Supermarket Company ("Stop & Shop"), H.E. Butt Grocery Co. ("HEB"), Big Y Foods, Inc. ("Big Y"), Shaw's Supermarkets, Inc. ("Shaw's), The Great Atlantic & Pacific Tea Company, Inc. ("A&P") and K Mart Corporation ("K Mart"), and one supermarket owned by the Overwaitea Food Group Division of Great Pacific Industries, Ltd. (the "Overwaitea Food Group"). The Company estimates that, as of December 31, 1997, of the approximately 29,900 supermarkets in the United States, approximately 120 stores were operating ESL systems.

     As described under "Marketing and Product Plans" below, the Company has announced its transition to a new marketing and pricing program, and a new generation ERS ShelfNet System. Although the Company has commenced solicitation of orders for its new generation system while it completes field testing of the system, the Company has not begun installation of the system in significant quantities (see "Customers" below) and there can be no assurance that the new generation ERS ShelfNet System will function successfully over time in actual retail usage or will result in lower costs of manufacturing, installing and maintaining the system that management anticipates. During the year ended December 31, 1997, the Company experienced decreased revenues compared to the prior year, resulting, among other matters, from the decreased demand for the Company's previous generation product attendant to plans to introduce the new generation product and the Company's transition to its new marketing and pricing program.

     The Company was incorporated in February 1993 to serve as a holding company for the business and assets of Electronic Retailing Systems International, Inc. (the "Principal Subsidiary"), which was incorporated in Connecticut in 1990, and ERS Associates Limited Partnership (the "Partnership"), which was organized in Connecticut in 1992 in order to continue the business and hold the principal assets of the Principal Subsidiary. The combination of the Company, the Principal Subsidiary and the Partnership effected immediately prior to the closing of the Company's initial public offering (the "Initial Public Offering") of common stock, $.01 par value ("Common Stock"), in May 1993, is herein referred to as the "Reorganization". Unless the context otherwise requires, references herein to the "Company" refer to Electronic Retailing Systems International, Inc., a Delaware corporation, and its subsidiaries and, with respect to operations prior to the Reorganization, its predecessors. References to historical financial information of the Company prior to the date of the Reorganization refer to the historical financial information of the Principal Subsidiary.

     In October 1997, the Company and Telepanel Systems Inc., a company incorporated under the Canada Business Corporation Act ("Telepanel"), executed a combination agreement dated such date (the "Combination Agreement"), which provides for the combination of the Company and Telepanel pursuant to a plan of arrangement under Canadian law (the "Arrangement"). In March 1998, the Company announced that the condition to closing contained in the Combination Agreement requiring confirmation that the Arrangement would qualify for pooling-of-interests accounting treatment has failed to be satisfied, following successive discussions by Telepanel with the U.S. Securities and Exchange Commission addressing the effects of a debenture financing undertaken by Telepanel in October 1997. The Company's Board of Directors has determined that it does not intend to waive the condition to combine regarding qualification for pooling-of-interests accounting treatment. The Company and Telepanel are engaged in discussions regarding a mutually acceptable termination of the Combination Agreement. See "Proposed Combination with Telepanel" below.

     This Annual Report on Form 10-K contains various forward-looking statements and information that are based on information currently available to management and management's beliefs and assumptions. When used in this document, the words "anticipate", "designed to", "estimate", "believes", "plans", and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are subject to risks and uncertainties, and the Company's actual results may vary materially from those anticipated, estimated or projected due to a number of factors, including, without limitation, the timely availability and acceptance of new products, the rate of development of the emerging market for ESL systems, the impact of competitive products and pricing, the management of growth, and other factors set forth in reports and other documents filed by the Company with the Securities and Exchange Commission from time to time.

New Marketing and Product Plans

     The Company has announced that (i) it will launch a new marketing and pricing program designed to facilitate rapid market acceptance and installation of the ERS ShelfNet System and (ii) it planned to introduce a new generation ERS ShelfNet System that provides spread spectrum microwave transmission of data directly to wireless ESLs. The Company expects that implementation of these initiatives will reduce the cost of installing and maintaining the ERS ShelfNet System. As described under "Customers" below, the Company has completed installation of four new generation systems, has commenced installation of two additional new generation systems and has received purchase orders covering five additional new generation systems. The Company has obtained its first non-binding letter of intent providing for installation of the new generation ERS ShelfNet System under its new marketing and pricing program in approximately 60 supermarkets, and is continuing its efforts to procure additional letters of intent. The initial letter of intent is, and all such additional arrangements will be, subject to numerous conditions, including the negotiation and execution of definitive contract terms.

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

     Enhancement of the ERS ShelfNet System

     The Company has announced its plan to introduce the new generation ERS ShelfNet System, providing spread spectrum microwave transmission of data directly to wireless ESLs. The enhanced ERS ShelfNet System is designed to provide additional flexibility and convenience to customers by expanding potential coverage by the Company's ESLs to the entire store and allowing the retailer to change store placement of the ESLs more easily. The Company believes that the cost of installing and maintaining its wireless ESLs will be lower than that of its current ESL system, which requires the wiring of store aisles. As described under "Customers" below, the Company has completed installation of four new generation systems, has commenced installation of two additional new generation systems and has received purchase orders covering five additional new generation systems.

     Letters of Intent

     The Company has obtained its first non-binding letter of intent providing for installation of the new generation ERS ShelfNet System under the SayGo Plan in approximately 60 supermarkets, and is continuing its efforts to procure additional letters of intent. The initial letter of intent is, and all such additional arrangements will be, subject to numerous conditions, including negotiation and execution of definitive contract terms.

See "Marketing and Sales" below for a description of the terms to be proposed initially by the Company.

     Financing

     In January 1997, the Company raised approximately $95 million in net proceeds as a result of the private sale (the "Private Placement") of 147,312 units (the "Units"), each consisting of 13-1/4% Senior Discount Notes due 2004 with a principal amount at maturity of $1,000 (the "Senior Discount Notes") and one warrant (collectively, the "1997 Warrants") to purchase 17.23 shares of Common Stock at $5.23 per share.

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

     o SayGo Plan. The Company believes that its SayGo Plan will facilitate more rapid market acceptance of the ERS ShelfNet System because it does not require an initial cash investment by the customer. The Company intends to use the proceeds from the Private Placement to install the ERS ShelfNet System in supermarkets under the SayGo Plan.

     o Initial Focus on Supermarket Sector. The Company intends initially to focus its marketing efforts on the supermarket sector because of the Company's established relationships with supermarket chains and because of the Company's belief that supermarket operators generally are more receptive than other retailers to utilizing technology to reduce operating costs and improve productivity. The Company estimates that, as of December 31, 1997, of the approximately 29,900 supermarkets in the United States, approximately 120 stores were operating ESL systems.

     o Reduce Manufacturing Costs. The Company intends to continue its efforts to reduce the cost of manufacturing its wireless ESLs through the application of established chip manufacturing techniques to the ESL's integrated circuit, the integration of various components in the ESL and the achievement of significant economies of scale expected as a result of the higher manufacturing volumes the Company believes will arise from the implementation of the SayGo Plan.

     o Value-Added Applications. In order to increase the appeal of the Company's system to prospective customers (by increasing the level of potential cost savings) and to encourage existing customers to adopt the new generation system and to install additional systems, the Company intends to develop additional productivity enhancing applications for the ERS ShelfNet System.

     Although the Company has commenced solicitation of orders for the new generation system while it completes field testing of the system, the Company has not begun installation of the system in significant quantities (see "Customers" below) and there can be no assurance that the new generation ERS ShelfNet System will function successfully over time in actual retail usage or will result in lower costs of manufacturing, installing and maintaining the system that management anticipates. During the year ended December 31, 1997 the Company experienced decreased revenues compared to the prior year, resulting, among other factors, from the decreased demand for the Company's previous generation product attendant to plans to introduce the new generation product, unanticipated delays in the implementation of the new generation product and the Company's transition to its new marketing and pricing program.

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

          Type of Store            Number of Stores

     Supermarkets. . . . . . . . .      29,870
     Discount mass merchandisers .      10,075
     Chain drug stores . . . . . .      19,995
     Convenience stores. . . . . .      56,000
                                        ------
       Total . . . . . . . . . . .     115,940
                                       =======

Source:  Progressive Grocer Annual Report, April 1997; MMR Annual
         Report, April 21, 1997.


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

ERS ShelfNet Applications

     The ERS ShelfNet System has been designed (i) to replace paper price tags on retail shelves with electronic liquid crystal display units, and (ii) to provide a suite of applications to address the challenges to retailers of manual price changes, pricing integrity, merchandising management, replenishment/ inventory management and shelfset management. The ERS ShelfNet System's applications are designed to include Instant Response Pricing to eliminate manual price changes, Integrated Electronic Pricing to ensure pricing integrity, Quick Point of Purchase (QuickPop(R)) Merchandising to reduce the cost of changing merchandising materials, AccuStock(TM) to facilitate inventory replenishment and ShelfSet Audit to provide for efficient shelf set management.

Retail Challenge                      ERS Solution

Manual Price             Instant Response Pricing. The ERS
 Changes. . . . . . . .  ShelfNet System allows retailers to implement price changes almost
                         instantaneously from the store's central computer or directly from corporate or regional headquarters, which the Company believes facilitates significant labor savings from manual implementation of price changes. In addition, electronic price changes are significantly faster to implement, which the Company believes leads to increased margins as prices may be increased promptly following special promotions or increases in wholesale prices.

Pricing Integrity . . .  Integrated Electronic Pricing. The ERS
                         ShelfNet System electronically links a
                         store's POS systems and its ESLs,
                         virtually eliminating discrepancies
                         between prices displayed on the store
                         shelves and prices charged at checkout.
                         This assurance of pricing integrity
                         permits retailers to reduce or eliminate manual pricing audits and fines paid to governmental entities for pricing inaccuracies. In addition, such pricing accuracy can result in fewer price checks and errors at checkout, can result in faster checkout times, improved cashier productivity and increased customer satisfaction.

Merchandising            QuickP.O.P.  The  ERS ShelfNet  System's
Management . . . . . .   QuickP.O.P application is designed to
                         increase the speed and accuracy of
                         placing product displays and promotional material by displaying a signal on the ESLs of products that require the addition or removal of merchandising bibs or hangers. This is intended to eliminate the time-consuming and potentially inaccurate manual process of checking promotional items against a printed list arranged according to the planogram.

Replenishment/           AccuStock.  The  ERS  ShelfNet  System's
 Inventory               AccuStock  application  is  designed  to
 Management . . . . . .  allow authorized store personnel to change ESLs from a price display to an
                         out-of-stock message. This procedure
                         replaces the current system of noting
                         out-of-stocks manually, with the use of
                         a label scanner, which requires follow-
                         up by the store employee. AccuStock
                         facilitates simple notation of out-of-
                         stocks during normal stocking
                         procedures, with the system
                         automatically generating an out-of-stock report that can be resolved quickly by store management. In addition, the display of an out-of-stock message, rather than removal of a paper label, holds the shelf placement for the missing product, increasing planogram integrity.

Shelfset Management . .  ShelfSet Audit. The ERS ShelfNet System
                         is designed to maintain shelfsets more
                         easily, because the ESLs stay locked in
                         place and cannot be moved back and forth as can paper tags. In addition, the ESL is designed to display product facing information and section, shelf, and bay locations for simple, more accurate and less paper-intensive planogram implementations or changes. These features are intended to reduce labor associated with shelfset management and stocking and increase planogram compliance and monitoring.


Management estimates that, under the SayGo Plan, the cost savings and benefits to its anticipated supermarket customers using the ERS ShelfNet System (including the full suite of its applications at the anticipated level of usage) could provide an annual net contribution per store ranging from approximately $40,000 to approximately $240,000. See "New Marketing and Product Plans-New Marketing and Pricing Program" above.

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

     Electronic Shelf Label

     Each ESL is a mini data transceiver contained in a plastic case, which displays price and other information by means of a wide-angle view liquid crystal display window. The ESL is also able to display pricing and other promotional information for the consumer and inventory and reorder information for store employees, and is equipped with two buttons designed to allow store staff to interact with the store computers from the ESL on the shelf. The Company offers five different sizes and types of ESLs for use in different applications, such as SKUs for coolers and freezers. The Company's currently installed ESLs are powered through the rails to which they are connected, whereas the wireless ESLs are powered by long-life batteries.

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

     Based upon its experience to date, the Company expects that the adoption process for the ERS ShelfNet System will occur in four successive phases, as follows:

     o Detailed review of store procedures and systems and documentation of expected cost savings and benefits;

     o Agreement for multi-store adoption of the ERS ShelfNet System subject to design, installation and implementation of a single store evaluation system and concurrent design of integration plans, operating procedures and training programs for broader use by the retailer;

     o Installation of the first group of stores within a chain, defined by a geographic or merchandising region, to establish final chain-wide operating procedures; and

     o    Chain-wide commercial rollout.

     SayGo Agreements

     The Company has obtained its first non-binding letter of intent providing for installation of the ERS ShelfNet System under the SayGo Plan, and is continuing its efforts to procure additional letters of intent. The initial letter of intent is, and all such additional arrangements will be, subject to numerous conditions, including negotiation and execution of definitive contract terms.

     Under the terms proposed by the Company, the Company will own the ERS ShelfNet System and furnish the system to qualified customers, identified by the Company as those retailers who meet minimum requirements with respect to price change potential per store and number of ESLs ordered. The Company intends that its contract with such customers will provide for: (i) a fixed rate charge per ESL per month, (ii) a base rate charge per ESL transaction, and (iii) a base charge for optional items included in the installation, less volume discounts. Charges will be billed to the customer on a monthly basis.

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

     In addition, the Company will continue to investigate the feasibility of marketing its system through indirect channels such as value added resellers and distributors. The Company has obtained letters of intent, subject to definitive contract terms, to enter into reseller arrangements from Data Systems, Inc., to market the Company's products throughout North America, from Stores Automated Systems, Inc., with respect to the United States, from Sweda Canada, Inc., with respect to Canada, from Seal Electronica Ltda., with respect to Brazil, and, in another situation, with respect to Finland. In June 1997, the Company entered into a five-year agreement with Symbol Technologies, Inc. ("Symbol"), granting Symbol the right, subject to specified exceptions and exclusion of certain markets in the United States, to resell the Company's products worldwide and, subject to achievement of specified market penetration objectives, the exclusive right to resell the Company's products in Europe. Pursuant to such arrangements and subject to meeting certain minimum sales criteria, Symbol would also have the right to manufacture the Company's ESL system. The Company has not yet generated revenues under its arrangements with Symbol.

     Collaborative Development

     The Company has collaborated with supermarket retailers and suppliers of in-store wireless networks, printing services, merchandise planning systems and other retail systems providers in order to develop a better understanding of customer needs and to offer comprehensive customer solutions. The Company will continue to pursue such efforts and will seek additional strategic partners to assist the Company in the broad market adoption and roll-out of the Company's new generation system.

Customers

     As of December 31, 1997, the ERS ShelfNet System was installed in 53 U.S. retail stores, including those owned by such leading supermarket chains as Stop & Shop, HEB, Big Y, Shaw's, A&P, and K Mart, and one supermarket owned by the Overwaitea Food Group in Canada. Installations at December 31, 1997 reflect a reduced customer base compared to the prior year-end, resulting principally from the deinstallation of the Company's previous generation product from stores operated by The Vons Companies, Inc. ("Vons"), following the acquisition of Vons.

     In June 1996, the Company obtained a sub-contract from NCR under NCR's prime contract to upgrade POS systems at U.S. military commissaries, subject to receipt of purchase orders by the Company from NCR. Pursuant to such arrangements, the Company has filled an order by NCR for a software license covering the installation of the ERS ShelfNet System.

     The Company has installed its new generation system in four Shaw's stores, is currently installing its new generation system in one additional Shaw's store and has received purchase orders covering four new generation systems from Stop & Shop and one from Shaw's. The Company has also received a purchase order from J.H. Harvey Company under which it has commenced installation of its first store with a new generation system.

     During the year ended December 31, 1997 Stop & Shop, Shaw's, and HEB accounted for 41%, 22% and 11%, respectively, of the Company's consolidated revenues; during the year ended December 31, 1996, Stop & Shop, Big Y and Shaw's accounted for 46%, 20% and 13%, respectively, of the Company's consolidated revenues; and during the year ended December 31, 1995 HEB, Vons and Shaw's accounted for 30%, 27% and 26%, respectively, of the Company's consolidated revenues.

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

     During the years ended December 31, 1997, 1996 and 1995, the Company incurred expenses for research and development activities of, respectively, $2,425,000, $1,117,000 and $2,491,000. During the years ended December 31, 1997, 1996 and 1995, the Company capitalized an aggregate of $375,000, $592,000, and $475,000, respectively, in costs of internal labor and outside services associated with product development.

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

     The Company holds fourteen United States patents and has nine additional United States patent applications pending, and eighteen foreign patent applications pending. The Company also has other applications under preparation and intends to continue to file patent applications on its novel products and systems. Certain of these patents and patent applications are directed to salient features of the Company's ESL system, in particular relating to the ESL and associated hardware, and the communications network linking the components of the system.

     The Company's wholly-owned subsidiary, Amacrine International, Inc. ("Amacrine"), is entitled to use, and to grant sublicenses with respect to, certain patents directed to an alphanumeric display module and radio frequency communications system, which Amacrine designed and developed for Telepanel under a technical services agreement which existed between such companies. The Company has become aware of certain statements made by Telepanel, which the Company believes are without merit, regarding whether Telepanel is entitled to a sublicense fee in respect of such patents.

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

     In 1993 in connection with the settlement of certain litigation, the Company was granted a limited non-exclusive license in the United States, Canada, the United Kingdom, Australia, Japan and Germany covering certain United States and foreign patents, of which Telepanel is the exclusive licensee. During 1994, the United States patent underlying Telepanel's patent rights applicable to such license expired.

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

Proposed Combination With Telepanel

     In October 1997, the Company and Telepanel entered into the Combination Agreement. Under the terms of the Combination Agreement, the obligations of the Company and Telepanel to consummate the Arrangement are subject to the satisfaction or waiver, where permissible, prior to May 31, 1998, of certain conditions set forth in the Combination Agreement, including the receipt of certain accountants' letters relating to the qualification of the transaction (the "Transaction") for pooling-of-interests accounting treatment, obtaining approval of the stockholders of the Company and of Telepanel, the approval (without material condition or costs) of the plan of arrangement contemplated by the Combination Agreement by the Ontario Court of Justice (General Division), and the receipt of certain consents from the holders of debt of the Company and Telepanel.

     In March 1998, the Company announced that the condition to closing contained in the Combination Agreement requiring confirmation that the Arrangement would qualify for pooling-of-interests accounting treatment has failed to be satisfied, following successive discussions by Telepanel with the U.S. Securities and Exchange Commission addressing the effects of a debenture financing undertaken by Telepanel in October 1997. The Company's Board of Directors has determined that it does not intend to waive the condition to combine regarding qualification for pooling-of-interests accounting treatment.

     The Combination Agreement provides for Telepanel to be recapitalized and for each common share, without par value (collectively, the "Telepanel Common Shares"), of Telepanel to be exchanged for .5566 of an exchangeable share of Telepanel (collectively, the "Exchangeable Shares"), each share of which would entitle the holder (i) to dividend and other rights economically equivalent to those of one share of Common Stock,
(ii) through a voting trust, to vote at meetings of stockholders of the Company, and (iii) at the option of the holder, to exchange such share for one share of Common Stock. As a result of the Transaction, ERS would have become the sole beneficial owner of the outstanding Telepanel Common Shares. Under the Combination Agreement, the Board of Directors of the Company would also have been expanded at the effective time of the Arrangement, to consist of nine members, five of whom are currently directors of the Company, three of whom are currently directors of Telepanel and the remaining one of whom would be designated by both the Company and Telepanel.

     In February 1998, as an interim arrangement pursuant to the Combination Agreement, the Company and Telepanel entered into a joint distribution agreement (the "Joint Distribution Agreement") providing for creation of a joint venture (the "Joint Venture") to hold specified distribution rights granted by each party until consummation of the Arrangement or termination of the Combination Agreement, or until specified defaults under the Joint Distribution Agreement. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" for a description of working capital facilities extended by the Company under the joint venture arrangements, which the Company has notified the Joint Venture and Telepanel are in default.

     Telepanel has stated that it views the Company's position on the accounting treatment of the Transaction as a termination of the Combination Agreement, which Telepanel accepts, although alleging that the lack of pooling-of-interests accounting treatment is not available to ERS as a basis for termination. The Company has communicated to Telepanel its rejection of Telepanel's position in view of the terms of the Combination Agreement and recent developments. The Company and Telepanel are engaged in discussions regarding a mutually acceptable termination of the Combination Agreement.

Employees

     As of December 31, 1997, the Company had 109 full-time employees, consisting of 48 engaged in engineering and development and manufacturing support, 22 in marketing and sales activities, 19 in customer services and 20 in general administrative and executive functions. At such date, the Company had an additional 13 part-time employees, engaged primarily in customer service functions. The Company does not have a collective bargaining agreement with any of its employees and considers its relationship with its employees to be excellent.

Government Regulation

     Accuracy in pricing on the part of supermarkets has been an objective of state and local regulation. At least 22 states currently have laws or regulations requiring some form of "unit pricing" (which require prices and price per measure to be displayed either on the package or the shelf), and at least seven states (and other local jurisdictions) have laws requiring "item pricing" (which require the marking of prices on individual consumer packages for some or all products in the retail store). The existence of item pricing laws applicable to any of the Company's intended customers increases such customers' costs of providing price information to consumers and may decrease or eliminate some of the potential benefits of implementation of the ERS ShelfNet System. In the State of Minnesota, item pricing is not required if the price is clearly presented on the shelf and consumers are offered the means by which to mark individual items. In the State of Connecticut, the item pricing law allows the State's Commissioner of Consumer Protection to exempt from item pricing requirements stores employing an approved ESL system.

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

Executive Officers

     The executive officers of the Company, and their respective ages and positions with the Company, are as follows:

     Name                     Age    Position
     ----                     ---    --------
Norton Garfinkle              67     Chairman of the Board
Bruce F. Failing, Jr.         49     Vice Chairman of the Board
                                      and Chief Executive Officer
Michael Luetkemeyer           48     Vice President, Chief
                                       Financial Officer
Lester Briney                 54     Vice President, Chief
                                       Technical Officer
Michael Persky                34     Vice President, Marketing
Michael R. Valiton            36     Senior Vice President,
                                       Operations

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

     Mr. Luetkemeyer has been Vice President-Chief Financial Officer of the Company since July 1997. Prior to joining the Company, Mr. Luetkemeyer was Manager-Finance, GE Plastics Americas at General Electric Company from 1996 to 1997. From 1994 to 1996, Mr. Luetkemeyer was Vice President-Finance, Ocean, Radar and Sensor Systems at Lockheed Martin, and from 1993 to 1994, was Vice President-Controller at Harris Semiconductor. Mr. Luetkemeyer was Manager-Finance, Defense Systems Department at General Electric Company from prior to 1992 to 1993.

     Mr. Briney has been Vice President-Chief Technical Officer of the Company since May 1997. Prior to joining the Company, Mr. Briney was Assistant Vice President-Advanced Technology at SystemSoft Corp., a software development company from 1995 to 1997, and held various positions at Prodigy Services Corp., the last of which was as Executive Director, Technology and Architecture from prior to 1992 to 1995.

     Mr. Persky has been Vice President-Marketing since December 1997, having joined the Company in October 1997. Prior to joining the Company, Mr. Persky was Vice President-Marketing for Executone, Inc., a manufacturer of telephone systems, since 1996. From prior to 1992 to 1996, Mr. Persky held various marketing positions with Octel Communications (formerly VMX, Inc.), a voice mail supplier, the last of which was as Marketing Director, Europe, Middle East and Africa.

     Mr. Valiton has been Senior Vice President of the Company since March 1996, having joined the Company in July 1994 and became Vice President, Delivery in January 1995. From prior to 1992 until joining the Company, Mr. Valiton held various positions with Ungermann-Bass, Inc., the last of which was as Director of Customer Administration.

ITEM 2. PROPERTIES

     The Company's executive offices are located at 488 Main Avenue, Norwalk, Connecticut, where the Company leases approximately 29,400 square feet of space under a lease requiring payment of annual rent (in addition to utility charges and increases in operating expenses and real estate taxes) in an amount, currently, at approximately $454,000 increasing to approximately $688,000 in the final year, subject to the Company's right to terminate the lease after five years upon payment of specified sums. Of the Company's currently leased space in Norwalk, approximately 6,100 square feet is devoted to office and administrative uses, approximately 11,000 square feet to engineering and development activities, approximately 6,100 square feet to marketing, sales and customer service functions, and approximately 6,200 square feet, which the Company began leasing on January 1, 1998, is currently not being used.

     The Company has obtained an option to lease the remaining portion of all space (up to approximately 35,000 square feet in aggregate) as it becomes available in the building, which houses its executive offices. The lease term and cost per square foot for all additional space will be on terms comparable to those of the original lease.

     The Company has entered into a lease arrangement in Boxborough, Massachusetts, with respect to approximately 22,500 square feet, which expires in September 2002 and requires annual rent (in addition to increases in operating expenses and real estate taxes) in an amount currently of approximately $268,000, increasing to approximately $290,000 in the final year of the lease. The space is used for engineering and development activities. The Company leases additional space at other smaller locations where required to support operations. The foregoing facilities are regarded by management as adequate in all material respects for the current requirements of the Company's business.

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

                             PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

     (a) The Company's Common Stock is currently traded on the over-the-counter market, with price quotations reported on the Nasdaq Stock Market under the symbol "ERSI." The following table sets forth, for the calendar periods indicated, the range of quarterly high and low sales prices for the Common Stock, as reported on the Nasdaq National Market System. Quotations represent prices between dealers and do not include retail mark-ups, mark-downs or commissions.

     1996                          High        Low
                                   ----        ----
     First Quarter. . . . .        $3.25       $1.63
      Second Quarter . . . .        2.38        1.63
     Third Quarter. . . . .         4.13        1.63
     Fourth Quarter . . . .         4.25        2.63

     1997                          High        Low
                                   ----        ----
     First Quarter. . . . .        $7.38       $3.38
     Second Quarter . . . .         7.50        4.63
     Third Quarter. . . . .         7.44        5.13
     Fourth Quarter . . . .         7.13        3.31

     Since July 11, 1996, the Common Stock has also been admitted to trading on the Alternative Investment Market of the London
Stock Exchange.

     As of March 15, 1998, the number of record holders of the Company's Common Stock was 630.

     The Company has never paid or declared any cash dividends on its Common Stock and does not intend to pay cash dividends on its Common Stock in the foreseeable future. The Company intends to retain its earnings, if any, for the future operation and expansion of its business. The payment of dividends in the future will depend upon the restrictions imposed by the indenture pursuant to which the Senior Discount Notes were issued, the Company's available earnings, the capital requirements of the Company, its general financial condition and other factors deemed pertinent by the Board of Directors. See Note 6 of the Notes to the Company's Consolidated Financial Statements included in response to "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity", which information is incorporated herein by reference.

     (b)  Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

     The following tables reflect summary historical consolidated financial data with respect to the Company for the periods indicated and should be read in conjunction with the Company's Consolidated Financial Statements included in response to "Item
14. Exhibits, Financial Statement Schedules and Reports on Form 8-K" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

     The following selected consolidated statement of operations and balance sheet data, insofar as it relates to each of the five years in the period ended December 31, 1997, has been derived from audited consolidated financial statements, including the consolidated balance sheet as of December 31, 1997 and 1996 and the related consolidated statement of operations for each of the three years in the period ended December 31, 1997 and the notes thereto, included elsewhere herein.

                                    Year Ended December 31,
                              -----------------------------------------------
                              1997       1996     1995      1994      1993(1)
                              ----       ----     ----      ----      ----
                                (Amounts in thousands, except per share data)
Consolidated Statement
 of Operations Data:

Revenues....................  $ 1,972    $ 5,002  $  2,973  $2,376   $  1,122
Cost of goods sold..........    3,699      6,204     4,113   3,822      1,718
                              -------    -------  -------- --------   --------
 Gross profit (loss)........   (1,727)    (1,202)  ( 1,140) (1,446)   (   596)
                              -------    -------  -------- --------   --------
Operating expenses:
 Selling, general and
  administrative............   13,378      6,807     6,952   6,039      5,966
 Research and development...    2,425      1,117     2,491   2,571      2,325
 Depreciation and amorti-
  zation....................      301        162       107     149        177
  Stock option compensation(2)   --           44        27   1,119      7,454
                              -------    -------  -------- --------   --------
  Total operating expenses..   16,104      8,130     9,577   9,878     15,922
                              -------    -------  -------- --------   --------
  Loss from operations......  (17,831)    (9,332)  (10,717)(11,324)   (16,518)
                              -------    -------  -------- --------   --------
Other income (expenses):
 Interest income............    4,982        302       134     288        438
 Interest expense...........  (14,024)      (382)     (291)    (65)      (340)
 Gain (loss) on short-term
  investments...............     --         --           6    (177)      --
                              -------    -------  -------- --------   --------
Total other income
   (expense)................   (9,042)       (80)     (151)     46         98
                              -------    -------  -------- --------   --------
Loss before minority
 interest in consolidated
 affiliate..................  (26,873)    (9,412)  (10,868)(11,278)   (16,420)
Minority interest in loss
 of consolidated affiliate..     --         --        --      --          423
                             --------    -------  -------- --------   --------
Net loss...................  $(26,873)   $(9,412) $(10,868)$(11,278)  $(15,997)
                             ========    =======  ======== ========   ========
Earnings per share:
 Weighted average number
  of common shares out-
  standing..................   21,096     16,169    11,743   11,682     10,736
                             ========    =======  ======== ========   ========
Basic loss per common
  share(3)                   $  (1.27)   $  (.60)  $ (0.95) $ (0.97)  $  (1.49)
                             ========    =======  ======== ========   ========

                                          December 31,
                               ------------------------------------------
                               1997     1996     1995      1994     1993
                               ----     ----     ----      ----     ----
                                           (Dollars in thousands)
Consolidated Balance
 Sheet Data:

Net working capital.......  $ 88,372   $ 8,764  $ 5,283   $ 3,452   $11,642
Total assets..............   100,208    12,260    8,316     5,195    13,241
Long-term debt............   113,102     4,989    3,335     1,981      --
Common stock purchase
 warrants.................     5,100      --       --        --        --
Stockholders' (deficit)
 equity...................   (20,476)    5,723    3,215     2,268    12,405
______________________

(1) Reflects the consummation of the Reorganization immediately prior to the closing of the Initial Public Offering.

(2) Compensation expense recognized in 1996, 1995 and 1994 related to services provided by employees during those periods. The non-cash compensation expense recognized for 1993 included compensation earned for services prior to the Reorganization and compensation earned for the period subsequent to the Reorganization through December 31, 1993.

(3)  In 1997, the Company adopted Statement of Financial Accounting
Standards No.128 "Earnings Per Share". Due to the Company's loss position, the Company has reported "basic" loss per common share. The presentation of "dilutive" loss per common share is not required as common stock equivalents are anti-dilutive.



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Overview

     The market for ESL systems is in the development stage, and the Company estimates that, as of December 31, 1997, approximately 120 stores in the United States were operating such systems, out of a potential market in excess of 100,000 supermarkets and other stores. Large supermarket chains have tested the productivity benefits as well as the technical functionality of ESL systems in pilot stores, as a result of which the Company believes they are in a position to consider rolling out the systems. The Company's objective is to be the worldwide leader in the emerging ESL system market as product adoption and penetration increases.

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

     Since its inception in April 1990, the Company has been engaged primarily in the development, design, market testing and, more recently, sale of the ERS ShelfNet System. The Company subcontracts to third parties the manufacture and assembly of the components comprising the ERS ShelfNet System. In addition, the Company engages unaffiliated parties to augment its internal development resources and to assist it in the continued development of the ERS ShelfNet System. Since inception and through December 31, 1997, the Company has generated cumulative revenues of $14.6 million, and has incurred a cumulative net loss of approximately $92.6 million.

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

Results of Operations

     Year ended December 31, 1997 compared to year ended December
      31, 1996

     Revenues. The Company's revenues were $1,972,000 in 1997, compared to $5,002,000 in 1996. The Company believes that the decrease of $3,030,000 in revenues in 1997 compared to 1996 reflects the decreased demand for ERS' previous generation product attendant to plans to introduce a new generation product.

     In 1997, revenues were concentrated among three significant customers within the supermarket industry comprising 74% of total revenues, with one customer accounting for 41% thereof. Approximately 46% of revenues in 1996 was attributable to a single customer, with three customers accounting for 79% of total revenues. For the years ended December 31, 1997 and 1996 software license fees were $122,000 and $243,000, respectively, or 11% and 6% of product sales. For the year ended December 31, 1997, maintenance revenues decreased to $825,000 from $896,000 in the prior year, due primarily to a reduced customer base of the previous generation product.

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

     Cost of goods sold decreased to $3,699,000 in 1997, from $6,204,000 in 1996. Warranty and maintenance expenses included in the cost of goods sold decreased to $758,000 in 1997 from $966,000 in 1996, which included reductions in warranty costs. The gross loss (cost of goods sold in excess of revenues) in 1997 increased to 88% of total revenues from 24% in the 1996 corresponding period, reflecting reduced installation volumes.

     The increase in gross loss is primarily the result of ERS' transition to a new generation of wireless products. During this transition, ERS has experienced high initial material costs and installation inefficiencies. Additionally, because of a reduction in product sales in 1997, depreciation of manufacturing equipment and amortization of product development costs comprised a significant share of the cost of sales.

     ERS anticipates that system enhancements to be implemented in 1998 will decrease future warranty and maintenance expenses per installation and, in the future, that the cost of goods sold will decrease as a percentage of revenues as a result of higher manufacturing volumes of its components and as the installation process is improved.

     Cost of goods sold in 1996 also includes a special provision for excess inventory of $750,000 recorded in the fourth quarter of 1996, in connection with the introduction of the new generation electronic shelf labeling system.

     Selling, General and Administrative. Selling, general and administrative costs consist of costs associated with selling and administrative staff, overhead, market research and development, and customer service personnel. Selling, general and administrative costs increased $6,571,000, to $13,378,000 in 1997, compared to $6,807,000 in 1996. This reflects increased salary, recruiting and rental expense related to efforts to expand ERS' organization in anticipation of sales growth. In addition, results include direct transaction costs associated with the proposed Telepanel arrangement of approximately $585,000 and the effect of a special non-cash charge of $510,000 for the issuance of common stock purchase warrants.

     Research and Development. Research and development expenses were $2,425,000 in 1997 compared to $1,117,000 in 1996. Such increases reflect expanded hardware and software engineering activities and the development of training programs. During the years ended December 31, 1997 and 1996, the Company also capitalized product development costs of $375,000 and $592,000, respectively. These product development costs are amortized over the shorter of the estimated useful life of the related software product or process or three years.

     Interest Income. Interest income increased to $4,982,000 in 1997 compared to $302,000 in 1996, due to increased cash and cash equivalents available for investment, including the proceeds of the Private Placement, of 147,312 Units consisting of $147,312,000 principal amount at maturity of Senior Discount Notes together with the 1997 Warrants to purchase an aggregate of 2,538,258 shares of Common Stock consummated on January 24, 1997.

     Interest Expense. Interest expense increased to $14,024,000 in 1997 compared to $382,000 in 1996. Interest expense represents interest on amounts borrowed from the CDA and additionally, in 1997, non-cash interest on the Senior Discount Notes. With the consummation of the Private Placement in January 1997, the Company commenced recording interest on an amount equal to the gross proceeds from the Private Placement plus prior recorded and unpaid interest at an annual rate of 13.25%. Additional expense is being recorded as a result of the amortization of the discount recorded on the Senior Discount Notes (for value attributed to the 1997 Warrants) and the amortization of costs of issuance.

     Income Taxes. The Company has incurred net losses since inception which have generated net operating loss carry forwards for federal income tax purposes of approximately $70 million, which are available to offset future taxable income and expire through the year 2012 for federal income tax purposes. In consideration of the Company's accumulated losses and the uncertainty of its ability to utilize any future tax benefits resulting from these losses, the impact of this potential tax benefit has been eliminated in the Company's consolidated financial statements as of December 31, 1997 and 1996 (see Note 11 of the Notes to Consolidated Financial Statements included in response to "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K").

     Year ended December 31, 1996 compared to year ended December
      31, 1995

     Revenues. The Company's revenues were $5,002,000 in 1996, compared to $2,973,000 in 1995. The increase of $2,029,000 in 1996 is primarily attributable to greater product sales in 1996, including software license fees in the amount of $243,000 (6% of product sales for 1996) recorded in the second quarter of 1996. The increase in revenue also reflects a $586,000 increase in maintenance revenue associated with a larger installed customer base. All revenues are attributable to sales to customers in the supermarket industry. In 1996, a single customer was responsible for 46% of revenues and 79% of revenues was attributable to three customers. Approximately 30% of revenues in 1995 was attributable to a single customer, with three customers accounting for 83% of total revenues.

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

     Income Taxes. In consideration of the Company's accumulated losses and the uncertainty of its ability to utilize any future tax benefits resulting from these losses, the impact of this potential tax benefit has been eliminated in the Company's consolidated financial statements as of December 31, 1996 and 1995 (see Note 11 of the Notes to Consolidated Financial Statements included in response to "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K").

Liquidity and Capital Resources

     As of December 31, 1997, the Company had net working capital of $88,372,000 reflecting cash and cash equivalents of $82,400,000 compared to net working capital of $8,764,000, reflecting cash and cash equivalents of $8,198,000 at December 31, 1996. The increase in net working capital and in cash and cash equivalents during 1997 resulted primarily from approximately $95 million in net proceeds raised in the Private Placement.

     Net cash used in operations was $16,831,000 in 1997, compared to net cash of $7,549,000 used for operating activities in 1996, resulting primarily from the net losses of $26,873,000 and $9,412,000, respectively, for such periods. See "Results of Operations-Year Ended December 31, 1997 Compared to Year Ended December 31, 1996" for a description of decreased revenue in 1997 compared to 1996 resulting, among other factors, from the Company's transition to its new marketing and product plans. In 1997, the net loss of $26,873,000 included $12,798,000 of non-cash interest expense. The 1997 net cash used in operations also reflected a decrease in trade accounts receivable (net of allowance for doubtful accounts) of $842,000 and an increase in inventory (net of reserves) of $6,452,000, compared to decreases of $283,000 and $1,053,000, respectively, for such items during the prior year. During the fourth quarter of 1997, the Company increased inventory in anticipation of sales growth in the ensuing year. During 1997, current liabilities increased $934,000 reflecting an increase in outstanding trade payables, compared to a reduction of $217,000 in the prior year.

     Cash used in investing activities totaled $3,709,000 in 1997 compared to $989,000 of cash used by investing activities in 1996. Investing activities included capital expenditures of $3,334,000 and $397,000 in 1997 and 1996, respectively. The Company also incurred $375,000 and $592,000 in 1997 and 1996, respectively, in product development costs.

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

     To date, the Company has not generated positive cash flow from operations, and has historically funded its operations primarily through loans from its stockholders, the sale of interests in an affiliated partnership, the Initial Public Offering consummated in 1993, its arrangements with the CDA, the sale of Series A Preferred Stock, $1.00 par value ("Series A Preferred Stock"), to the Company's principal stockholders and members of the Company's Board of Directors and their affiliates, an offshore public offering and contemporaneous private placement of Common Stock in 1996 and the Private Placement.

     Cash from financing activities provided $94,742,000 in 1997, as a result of the Private Placement, compared to $13,526,000 in 1996, during which the Company completed the offshore public offering of an aggregate of 4,963,500 shares of Common Stock, in accordance with Regulation S under the Securities Act of 1933, and the contemporaneous private placement of an aggregate of 911,657 shares of Common Stock to subscribers, including certain members of the Board of Directors and their affiliates, for aggregate proceeds of approximately $12 million.

     In January 1997, the Company completed the private sale of 147,312 Units, consisting of $147,312,000 principal amount at maturity of its Senior Discount Notes and the 1997 Warrants, which were sold to investors at a price aggregating $100 million ($95 million net proceeds to the Company). The Senior Discount Notes mature on February 1, 2004, with accrual of cash interest at the rate of 13-1/4% per annum commencing February 1, 2000, such interest payable thereafter on February 1 and August 1 of each year commencing August 1, 2000. The Senior Discount Notes may be called, at the Company's option, in whole or in part, at any time after February 1, 2001, and, upon specified change in control events, each holder has the right to require the Company to purchase its Senior Discount Notes at specified prices.

     The indenture under which the Senior Discount Notes were issued places limitations on operations and sales of assets by the Company or its subsidiaries, requires maintenance of certain financial ratios in order for the Company to incur additional indebtedness (subject to specified exceptions), requires the delivery by the Company's subsidiaries of guaranties if specified debt is subsequently incurred by such subsidiaries, and limits the Company's ability to pay cash dividends or make other distributions to the holders of its capital stock or to redeem such stock. The 1997 Warrants are, since January 24, 1998, exercisable through February 1, 2004 with respect to an aggregate of 2,538,258 shares of Common Stock, at a per share price of $5.23.

     The Company remains obligated to the CDA for an aggregate of $5,000,000 principal amount of indebtedness (the "CDA Note"), repayable five years after the August 1994 closing and convertible to shares of Common Stock at an adjusted conversion price calculated at $3.00 plus the average market price of the Common Stock during the twelve months prior to conversion. At closing, the CDA acquired five-year warrants to purchase 699,724 shares (as adjusted through December 31, 1997) of Common Stock, exercisable at an adjusted price calculated at $2.58 plus the average market price of the Common Stock during the twelve months prior to exercise. Under its arrangements with the CDA, the Company will be obligated to comply with certain covenants (some of which remain in effect for up to ten years from closing), whether or not the CDA Note has been paid in full, or be subject to certain penalties including immediate repayment of the CDA Note in full. In the event of specified changes in control of the Company coupled with prepayment of its note, the Company has rights to repurchase such warrants and shares at the fair market value thereof (calculated pursuant to such arrangements), and thereby, subject to the foregoing, extinguish such covenants. In all events (and notwithstanding any such repurchase), if the Company relocates outside of Connecticut before August 2004, all advances made by the CDA are subject to acceleration, together with a penalty of $250,000.

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

     On October 29, 1997, the Company and Telepanel executed the Combination Agreement, which provides for the Arrangement, as a result of which the Company would have become the sole beneficial owner of the outstanding Telepanel Common Shares. In March 1998, the Company announced that the condition to closing contained in the Combination Agreement requiring confirmation that the Arrangement would qualify for pooling-of-interests accounting treatment has failed to be satisfied, and that the Company's Board of Directors has determined that it does not intend to waive the condition to combine regarding qualification for pooling-of-interests accounting treatment. The Company and Telepanel are engaged in discussions regarding a mutually acceptable termination of the Combination Agreement. See "Item 1. Business-Proposed Combination with Telepanel" for information concerning the Arrangement, which information is incorporated by reference herein.

     Pursuant to the Combination Agreement, in February 1998 the Company and Telepanel entered into the Joint Distribution Agreement providing for the creation of the Joint Venture. Under the Joint Distribution Agreement, the Company has advanced the amount of $2,000,000 to the Joint Venture, on a revolving basis, which accrues interest, payable monthly, at the prime rate plus 2.5% per annum, is guaranteed by Telepanel and its subsidiaries and is secured by all of the assets of Telepanel and its subsidiaries (such collateral subordinated in right to specified bank indebtedness but prior in right to any other interest). All amounts advanced by the Company to the Joint Venture, if not earlier repaid from specified receivables of Telepanel and its subsidiaries, were to have been due within 180 days of termination of the Combination Agreement (or earlier, in the event of specified defaults). The Company has delivered notice to the Joint Venture and Telepanel accelerating repayment of all outstanding amounts under such facility, as a result of the failure of the Joint Venture to make payment of interest when due and notwithstanding attempts to make payment of interest alone after the due date therefor.

     The Company continues actively to explore, evaluate and have discussions with respect to collaborative development projects and related arrangements, and the Company may consider additional transactions, consistent with the provisions of the Senior Discount Notes. The Company has not reached any determination with respect to the size or nature of any such transaction, or whether any such transaction will be undertaken, and there can be no assurance that any such transaction will be effected.

     The Company has considered the impact of year 2000 issues on its current hardware and software offerings in the ordinary course of its product development efforts. Management believes that the Company's systems and applications are or will be year 2000 compliant in sufficient time and without significant impact on the financial results of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK

          Not applicable.

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

                            PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information concerning this item, see "Item 1. Business-
Executive Officers" and the Proxy Statement to be filed with respect to the 1998 Annual Meeting of Stockholders (the "Proxy
Statement"), which information is incorporated herein by reference.

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

          (b) Current Reports on Form 8-K:

               During the quarter ended December 31, 1997, the Company filed a Current Report on Form 8-K dated October 29, 1997 reporting, under "Item 5. Other Events" thereunder, the execution of the Combination Agreement with Telepanel. No financial statements were included with such report.

                        POWER OF ATTORNEY

     The issuer and each person whose signature appears below hereby appoint Norton Garfinkle, Bruce F. Failing, Jr. and Michael Luetkemeyer as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report which amendments may make such changes in the report as the attorney-in-fact acting deems appropriate and to file any such amendment to the report with the Securities and Exchange Commission.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 1998              ELECTRONIC RETAILING SYSTEMS
                                    INTERNATIONAL, INC.


                                   By s/Bruce F. Failing, Jr.
                                     -------------------------
                                     Bruce F. Failing, Jr.
                                     Vice Chairman of the
                                      Board and Principal
                                      Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                        Title            Date

s/Bruce F. Failing, Jr.   Vice Chairman of the    March 30, 1998
-----------------------    Board and Principal
Bruce F. Failing, Jr.      Executive Officer


s/Michael Luetkemeyer      Vice President,        March 30, 1998
----------------------     Chief Financial
Michael Luetkemeyer        Officer


s/Paul A. Biddelman       Director                March 30, 1998
----------------------
Paul A. Biddelman
s/David Diamond           Director                March 30, 1998
----------------------
David Diamond


s/Norton Garfinkle        Director                March 30, 1998
----------------------
Norton Garfinkle


s/George Weathersby       Director                March 30, 1998
----------------------
George Weathersby


s/Donald E. Zilkha        Director                March 30, 1998
----------------------
Donald E. Zilkha

    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


Financial Statements:

Report of Independent Accountants...............       F-2

Consolidated Balance Sheet, December 31,
  1997 and 1996..................................      F-3

Consolidated Statement of Operations for
  the years ended December 31, 1997, 1996
  and 1995.......................................      F-4

Consolidated Statement of Cash Flows
  for the years ended December 31, 1997, 1996
  and 1995.......................................      F-5

Consolidated Statement of Changes in
  Stockholders' (Deficit) Equity for the years
  ended December 31, 1997, 1996 and 1995.........      F-6

Notes to Consolidated Financial Statements.......      F-7



Financial Statement Schedules:

No Financial Statement Schedules are included herein because they are not required, are inapplicable, or the information is otherwise shown in the consolidated financial statements or the notes thereto.

                REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Electronic Retailing Systems International, Inc.

In our opinion, the consolidated financial statements listed in the index on page F-1 present fairly, in all material respects, the financial position of Electronic Retailing Systems International, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP



Stamford, Connecticut
March 6, 1998, except for
Note 13, which is as of
March 30, 1998

         Electronic Retailing Systems International, Inc.
                   Consolidated Balance Sheet
         (in thousands, except per share and share amounts)
                                                  December 31,
                                                  -------------------
                                                    1997       1996
                                                    ----       ----
Assets
Current assets
 Cash and cash equivalents (Note 2)              $ 82,400      $8,198
 Accounts receivable - net of allowance
   for doubtful accounts of $229 in 1997
   and $90 in 1996                                    203       1,061
 Receivables from affiliates (Note 3)                  36          20
 Installations in progress                            202          87
 Inventories - net of reserves of $1,021 in
   1997 and $838 in 1996 (Note 2)                   7,273         821
 Prepayments and other current assets                 740         125
                                                 ---------   --------
   Total current assets                            90,854      10,312
                                                 ---------   --------
Furniture and Equipment (Note 2)                    5,055       2,444
 Accumulated depreciation                          (1,753)     (1,798)
                                                 ---------   --------
Furniture and equipment, net                        3,302         646
                                                 ---------   --------
Debt issuance costs (Note 2)                        5,038         403
Other non-current assets                            1,014         899
                                                 ---------   --------
Total assets                                    $ 100,208   $  12,260
                                                =========    ========
Liabilities and Stockholders' (Deficit)
 Equity
Current liabilities
  Accounts payable and accrued expenses          $  2,128    $  1,286
  Accrued salaries and benefits                       354         262
                                                 --------     -------
    Total current liabilities                       2,482       1,548
                                                 --------     -------
 Long-term debt (Note 6)                          113,102       4,989
                                                 --------     -------
 Common stock purchase warrants (Note 6)            5,100        -
 Commitments  (Note 8)                               -           -

Stockholders' equity
 Preferred stock, undesignated (par
  value $1.00 per share; 2,000,000
  shares authorized, none issued
  and outstanding)
 Common stock (par value $0.01 per share;
  35,000,000 and 25,000,000 authorized;
  21,187,035 and 21,047,106 shares issued and
  outstanding in 1997 and 1996, respectively)         211         210
 Additional paid-in capital                        51,328      50,655
 Accumulated deficit                              (72,015)    (45,142)
                                                   -------    -------
   Total stockholders' (deficit) equity           (20,476)      5,723
                                                   -------    -------
Total liabilities and stockholders'
  (deficit) equity                               $100,208     $12,260
                                                 ========     =======
   See accompanying notes to consolidated financial statements
                               F-3

         Electronic Retailing Systems International, Inc.
               Consolidated Statement of Operations
             (in thousands, except per share amounts)

                                             Year Ended December 31,
                                           ----------------------------
                                           1997       1996        1995
                                           ----       ----        ----
Revenues
 Product sales                             $ 1,147    $ 4,106     $  2,663
 Maintenance                                   825        896          310
                                          --------   --------    ---------
   Total revenues                            1,972      5,002        2,973
                                          --------   --------    ---------
Cost of goods sold
 Product sales                               2,941      4,488        3,552
 Maintenance                                   758        966          561
 Special inventory provision (Note 2)          -          750          -
                                           -------    -------    ---------
  Total cost of goods sold                   3,699      6,204        4,113
                                          --------   --------    ---------
 Gross profit (loss)                        (1,727)    (1,202)      (1,140)
                                          --------    -------    ---------
Operating expenses
 Selling, general and administrative
  (including amounts to related parties
   of $125 in 1997, $34 in 1996 and $91
   in 1995)  (Note 3)                       13,378     6,807        6,952
 Research and development (Note 9)           2,425     1,117        2,491
 Depreciation and amortization                 301       162          107
 Stock option compensation (Note 10)          -           44           27
                                          --------  --------    ---------
  Total operating expenses                  16,104     8,130        9,577
                                          --------  --------    ---------
 Loss from operations                      (17,831)   (9,332)     (10,717)
                                          --------  --------    ---------
Other income (expenses)
 Interest income                             4,982       302          134
 Interest expense (including amounts
   to related parties of $52 in 1995)
   (Notes 3 and 6)                         (14,024)     (382)        (291)
 Gain (loss) on short-term investments
   (Note 2)                                   -           -             6
                                          --------  --------    ---------
  Total other income (expenses)             (9,042)      (80)        (151)
                                          --------  --------    ---------
  Net loss                                $(26,873)  $(9,412)    $(10,868)
                                          ========  ========    =========
Earnings per Share
 Weighted average common shares
  outstanding                               21,096    16,169       11,743
                                          ========  ========    =========
Basic loss per common share (Note 2)       $ (1.27) $  (0.60)    $  (0.95)
                                          ========  ========    =========


     See accompanying notes to consolidated financial statements

                                 F-4

             Electronic Retailing Systems International, Inc.
                    Consolidated Statement of Cash Flows
                               (in thousands)
                                                  Year Ended December 31,
                                              ----------------------------
                                               1997         1996      1995
                                               ----         ----      ----
Net Cash Flows from Operating Activities:
Net loss                                       $ (26,873)  $(9,412)   $ (10,868)
Adjustments to reconcile net loss
 to net cash used in operating activities:
  Depreciation and amortization                    1,799        660         463
  Common stock purchase warrants                     510         -           -
  Provision for inventory obsolescence               392        843         94
  Provision for doubtful accounts                    252        168         82
  Stock option compensation                           -          44         27
  Accrued interest                                12,798         -           -
  Accounts receivable                                606        126       (935)
  Inventories                                     (6,844)       209       (591)
  Other current and non-current assets              (405)        30       (252)
  Current liabilities                                934       (217)        820
                                               ---------  ---------   ---------
    Net cash used in operating activities        (16,831)    (7,549)   (11,160)
                                               ---------  ---------   ----------
Cash Flows from Investing Activities:
 Capital expenditures                             (3,334)     (397)        (452)
 Capitalized product development costs              (375)     (592)        (475)
 Proceeds from sales or maturities of
  short-term investments                              -          -       1,027
                                                ---------  ---------  ----------
     Cash (used in) provided by investing
      activities                                  (3,709)     (989)        100
                                                ---------  ---------  ----------
Cash Flows from Financing Activities:
 Net proceeds from the issuance of long-
   term debt                                      89,478         -          -
 Net proceeds from the issuance of common stock      164     12,111         -
 Net proceeds from the issuance of long-term
   note                                              -       1,650       1,350
 Net proceeds from the issuance of common stock
   purchase warrants                               5,100         -          -
Cash payments to preferred stockholders
  upon conversion                                     -       (235)         -
Net proceeds from the issuance of preferred
  stock                                               -          -       8,789
 Borrowings under line of credit                      -          -       3,000
                                                ---------  --------- ----------
   Cash provided by financing activities          94,742     13,526     13,139
                                                ---------  ---------  ----------
Net increase in cash and cash
 equivalents                                      74,202      4,988      2,079
                                                ---------  ---------  ----------
Cash and cash equivalents at beginning of period   8,198      3,210      1,131
                                                ---------  ---------  ----------
Cash and cash equivalents at end of period      $ 82,400    $ 8,198   $  3,210
                                                =========  =========  ==========

There were no cash payments for income taxes in the years 1997, 1996 and 1995. Cash payments for interest expense were $339, $380 and $262 in 1997, 1996 and 1995, respectively, including payments of $52 made to related parties in 1995. In 1995, preferred stock was issued in a non cash exchange for surrender of $3 million of debt held by preferred stock subscribers. In 1996, preferred stock was converted to 3,138,900 shares of common stock in a non cash transaction.

        See accompanying notes to consolidated financial statements
                                 F-5

         Electronic Retailing Systems International, Inc.
        Consolidated Statement of Changes in Stockholders'
                      (Deficit) Equity
           (in thousands, except share amounts)
                                                         Additional
                                  Preferred   Common      Paid-in   Accumulated
                                    Stock     Stock       Capital    Deficit     Total
                                  ---------   ------     --------- -----------  -----
Balances at December 31, 1994     $   -       $    117   $ 26,457  $ (24,306)  $  2,268
                                  ---------   ---------  ---------  ----------  --------
 Vesting of previously issued
  stock options                                                27                   27
 Issuance and sale of 120,000
  shares of preferred stock            120                 11,668                11,788
 Issuance of 3,246 shares of
  preferred stock as dividends           3                    322      (325)        -
 Net loss for year
   (10,868)   (10,868)
                                  ---------   ---------  --------- ----------  ---------
Balances at December 31, 1995     $    123    $    117   $ 38,474  $ (35,499)  $  3,215
                                  ---------   ---------  --------- ----------  ---------
 Vesting of previously issued
  stock options                                                44                    44
 Issuance of 65,860 common shares
  with exercise of stock options                     1                               1
 Issuance of 2,310 shares of
  preferred stock as dividends           2                    229       (231)       -
 Issuance and sale of 4,963,500
   common shares in offshore
   offering, and issuance of
   218,957 common shares to
   placement agent                                  52     10,087                 10,139
 Issuance and sale of 911,657
   common shares in private
   placement                                         9      1,982                  1,991
 Conversion of Series A preferred
  stock and issuance of 3,138,900
  common shares                       (125)         31       (161)                 (255)
 Net loss for year                                                    (9,412)    (9,412)
                                  ---------   ---------  --------- ----------  ---------
Balances at December 31, 1996     $   -       $    210   $ 50,655  $ (45,142)  $  5,723
                                  ---------   ---------  --------- ----------  ---------
 Issuance of common stock
  purchase warrants                                           510                   510
 Issuance of 139,929 common
  shares with exercise of stock
   options                                           1        163                   164
 Net loss for year
   (26,873)   (26,873)
                                  ---------   ---------  --------- ----------  ---------
Balances at December 31, 1997     $    -      $    211   $ 51,328  $ (72,015)  $(20,476)
                                  =========   =========  ========= ==========  =========





       See accompanying notes to consolidated financial statements
                                     F-6

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

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions covering a broad spectrum of the Company's financial activities, and while the Company believes these estimates to be prudent, there exists a possibility that unexpected events might affect these estimates. While actual results could differ from those estimates, management believes that it is unlikely that any one event would have a material effect on the Company's future operating results.

     Cash Equivalents

     Cash equivalents consist of short-term, highly-liquid U.S. Treasury Bills and certificates of deposit with original maturities of less than three months and are stated at cost, which approximates market. Interest income is accrued as earned.

     Cash and cash equivalents at December 31, 1997 included deposits of $2,969,000 held as interest bearing collateral for irrevocable letters of credit of the same amount relating to future inventory purchases in 1998. There were no letters of credit outstanding at December 31, 1996.

        Electronic Retailing Systems International, Inc.
           Notes to Consolidated Financial Statements

     Financial Instruments

     Financial instruments include cash, cash equivalents, letters of credit fully collateralized by cash and cash equivalents, accrued salaries and expenses, a convertible long-term note, long-term debt and common stock purchase warrants. Financial instruments are carried at cost or accrued carrying value which approximates fair market value.

     Inventories

     Inventories are stated at the lower of cost (determined on a first in, first out basis) or market value. Inventories at December 31, 1997 consist of approximately $3,286,000 of materials and supplies and $3,987,000 of finished goods. Inventories at December 31, 1996 consisted of approximately $188,000 of materials and supplies and $633,000 of finished goods. Inventories in excess of expected requirements due to new product introductions are expensed currently.

     In December 1996, the Company announced its new generation wireless electronic shelf labeling system. As such, the Company assessed the expected market demand for the new product and the inventory on hand needed to support its forecasted installations and the maintenance requirements of its existing installed base. Based on this assessment the Company recorded a special provision for excess inventory of $750,000 in the fourth quarter of 1996. Charges for excess, slow moving and obsolete inventory for the years 1997, 1996 and 1995 were $392,000, $843,000, which includes the 1996 special provision, and $94,000, respectively.

     Furniture and Equipment

     Furniture and equipment is stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets, none of which exceeds five years.

     Furniture and equipment as of December 31, 1997 and 1996, was comprised of the following:

                                          1997       1996
                                          ----       ----
     Furniture                            $1,723     $  191
     Equipment                             3,332      2,253
                                          ------     ------
     Furniture and equipment,
       at cost                             5,055      2,444
     Accumulated depreciation             (1,753)    (1,798)
                                          ------     ------
     Furniture and equipment, net         $3,302     $  646
                                          ======     ======
                               F-8

        Electronic Retailing Systems International, Inc.
           Notes to Consolidated Financial Statements

     Fully depreciated furniture and equipment no longer in use of $722 was written-off during 1997.

     Product Development Costs

     The Company capitalizes product development costs, principally wages and contractor fees, after establishing commercial and technical viability. Product development costs are stated at the lower of cost or net realizable value. These costs are amortized using the straight-line method over the shorter of the estimated useful life of the product or three years. Amortization commences when the product is available for general release to customers. As of December 31, 1997 and 1996, unamortized capitalized costs of $969,000 and $857,000, respectively, are included as other non-current assets in the accompanying consolidated balance sheet. Amortization expense totaled $262,000, $203,000 and $7,000 for 1997, 1996 and 1995, respectively.

     Debt Issuance Costs

     The Company has capitalized costs incurred in connection with the issuance of debt. Such costs are principally investment banking, legal, accounting, financial printing, and other related fees and costs. These costs are amortized using the effective interest method over the lives of the respective debt arrangements. As of December 31, 1997 and 1996, unamortized debt issuance costs of $5,038,000 and $403,000, respectively, respectively, are included as other non-current assets in the accompanying consolidated balance sheet. Amortization expense totaled $440,000, $19,000 and $17,000 for 1997, 1996 and 1995.

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

        Electronic Retailing Systems International, Inc.
           Notes to Consolidated Financial Statements

     statements or tax returns. Deferred income taxes relate to timing differences between financial and income tax reporting for stock option compensation, product development costs, depreciation and other items.

     Adoption of New Accounting Standards

     In 1997, the Company adopted Statement of Financial
     Accounting Standards No. 128 "Earnings per Share" ("FAS
     128"), which is effective for financial statements for periods ending after December 15, 1997.

     The changes required by FAS 128 adjust the calculation of earnings per share ("EPS") under generally accepted accounting principles in the U.S. to be more consistent with international standards. Under the new standard, companies replace the reporting of "primary" EPS with "basic" EPS. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. "Fully diluted" EPS is replaced by "diluted" EPS, which is similar to fully diluted EPS as previously computed.

     Due to the Company's loss position, the Company has reported only "basic" EPS. The presentation of "dilutive" EPS is not required as common stock equivalents are anti-dilutive. The number of securities at December 31, 1997 that could potentially dilute basic EPS in the future is 5,969,004. Such securities, which have been excluded from the calculation of basic EPS as they are anti-dilutive, include employee and director stock options, convertible debt, and common stock purchase warrants.

     The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), effective January 1, 1996. FAS 123 indicates a preference for a fair value based method of accounting for employee stock options, but allows for continuation of the intrinsic value based method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB Opinion 25"). The Company has chosen to continue its use of the intrinsic value based method of accounting. (See Note 10).

Note 3 -Related Party Transactions:

     The Company incurs certain common costs on behalf of affiliates, which are reimbursed by the affiliates. The Company subleases a portion of its headquarters facility to an affiliate. Such common costs, including sublease payments, amounted to $55,000, $63,000 and $112,000 in 1997, 1996 and
     1995, respectively (see Note 8). Unpaid amounts are included in receivables from affiliates at December 31, 1997, 1996 and 1995.

        Electronic Retailing Systems International, Inc.
           Notes to Consolidated Financial Statements

     The Company has received consulting services and paid a member of its Board of Directors, both directly and through an affiliate of the Company, fees of $125,000 in 1997. The Company also has received consulting services and paid a former member of its Board of Directors fees of $34,000 in 1996 and 1995 and also received consulting services and paid fees to another former member of the Board of Directors of $20,000 in 1995.

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

Note 4 -Preferred Stock:

     On July 24, 1995, the Company completed a private sale of 85,000 shares of its newly-created Series A Cumulative, Convertible Preferred Stock, $1.00 par value ("Series A Preferred Stock"), for an aggregate purchase price of $8.5 million. The purchase price was delivered by surrender of $3 million of the Company's debt held by the subscribers, which consisted of certain members of the Company's Board of Directors and their affiliates, and cash in the amount of $5.5 million. Subsequently in 1995, an affiliate of the Company's Chairman of the Board, and one of the subscribers, acquired 35,000 additional shares of Series A Preferred Stock at a purchase price per share of $100.

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

     Each share of Series A Preferred Stock entitled the holder to a dividend of $7.50 per annum, payable quarterly, which would cumulate if not paid. Dividends were payable by the Company, at its election, either in cash or in the form of additional shares of Series A Preferred Stock valued at $100 per share. Dividends paid to holders of record of such stock in 1996 and 1995 were paid in the form of additional shares of Series A Preferred Stock (aggregating 5,556 shares).

        Electronic Retailing Systems International, Inc.
           Notes to Consolidated Financial Statements

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

Note 5 -Common Stock Offering:

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

Note 6 -Long-Term Debt and Common Stock Purchase Warrants:

     On August 12, 1994, the Company completed a financing arrangement with the Connecticut Development Authority ("CDA"), under which the CDA loaned $2 million to the Company at closing and agreed to loan the Company up to an additional $3 million through August 12, 1997. At December 31, 1995, $3.35 million was outstanding under such facility, with the remainder of the $5 million credit limit advanced in February 1996. Such indebtedness is repayable five years after closing, accrues interest, payable monthly, at a rate of 7.4% per annum, is subject to prepayment without premium at the option of the Company, and is convertible into shares of the Common Stock of the Company. Such indebtedness is secured by the Company's assets. The Company also issued to the CDA warrants to purchase 600,000 shares of Common Stock. At issuance, the initial conversion price of the debt and exercise price of the warrants was $13.00 per share which was in excess of the then market price of the Company's Common Stock of $7.00. Due to the excess, nominal value was assigned to the warrants.

     During 1995, the Company also entered into agreements with the CDA, which became effective upon consummation of the initial sale of the Company's Series A Preferred Stock (see
     Note 4), whereby the conversion price of the debt held by the CDA and the exercise price of its warrants were reduced so as to be calculated as $3.00 plus the average market price of Common Stock during the twelve months prior to conversion.

        Electronic Retailing Systems International, Inc.
           Notes to Consolidated Financial Statements

     Pursuant to such agreements, and as a result of additional provisions contained in the CDA's warrants, effective upon consummation of the sale of the Preferred Stock, and issuance of the initial dividend thereon: (i) the exercise price of the CDA's warrants was reduced so as to be calculated as $2.58 plus the average market price of the Common Stock during the twelve months prior to exercise, and (ii) the number of shares subject to purchase upon exercise of the CDA's warrants was adjusted to 699,724.

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

     The Units were sold to investors at a price aggregating $100 million, representing a yield to maturity on the Notes of 13-1/4%. No cash interest will accrue on the Notes prior to February 1, 2000. Interest will be payable thereafter on February 1 and August 1 of each year commencing August 1, 2000. The Notes are non-callable prior to February 1, 2001. Upon specified change in control events, each holder has the right to require the Company to purchase its Note at a specified price. The net proceeds to the Company from the Private Placement approximated $95 million.

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

     With the consummation of the Private Placement in January 1997, the Company commenced recording interest on an amount equal to the gross proceeds from the Private Placement plus prior recorded and unpaid interest at the annual rate of 13.25%. Additional interest expense is being recorded as a result of the amortization of the discount recorded on the Notes (for value attributed to the warrants) and the amortization of the costs of issuance.

     Long-term debt as of December 31, 1997 and 1996 was comprised of the following:

        Electronic Retailing Systems International, Inc.
           Notes to Consolidated Financial Statements

                                          1997       1996
                                          ----       ----
     7.4% CDA Note due August 12, 1999    $  4,993   $4,989
     13.25% Senior Discount Notes
       due February 1, 2004 (in-
       cluding interest accrued
       of $12,798)                         108,109     --
                                          --------   ------
     Total long-term debt                 $113,102   $4,989
                                          ========   ======

     The Company engaged Patricof & Co. in connection with certain corporate finance services and, in addition to three-year warrants issued in the second quarter of 1997 exercisable with respect to 250,000 shares of Common Stock at a price of $5.24 per share, Patricof & Co. may receive fees that become due if certain transactions are consummated. The estimated fair value of warrants issued to Patricof & Co. approximated $510,000, and has been recorded as an increase to Additional Paid-in Capital.

Note 7 -Customer Information:

     All of the Company's sales are to customers in the retail food market industry. Significant customer sales for the years ended December 31, 1997, 1996 and 1995 were as follows:

     Customer                                1997  1996   1995
     --------                                ----  ----   ----
     The Stop & Shop Supermarket Company      41%   46%    --
     Big Y Foods, Inc.                        --    20%    --
     Shaw's Supermarkets, Inc.                22%   13%    26%
     H.E. Butt Grocery Co.                    11%   --     30%
     The Vons Companies, Inc.                 --    --     27%

     Accounts receivable at December 31, 1997 and 1996 are unsecured and concentrated among major supermarket chains in the United States. If the customers within this concentration failed to pay according to the terms of their agreements these receivables would be reduced to nominal value.

Note 8 -Commitments:

     The Company leases its facilities under operating lease agreements. During 1997, 1996 and 1995 rental expense amounted to approximately $424,000, $278,000 and $295,000, respectively.

        Electronic Retailing Systems International, Inc.
           Notes to Consolidated Financial Statements

     Future minimum lease payments on a calendar year basis under non-cancelable leases, as of December 31, 1997 are, as follows:

                                     Total
                                   Commitments
                                   -----------

          1998                     $  777,000
          1999                        751,000
          2000                        788,000
          2001                        816,000
          2002                        777,000
          2003 and thereafter       2,988,000
                                   ----------
                                   $6,897,000
                                   ==========

Note 9 -Research and Development:

     Research and development activities were a major component of the Company's expenditures and efforts during 1997, 1996 and 1995. The Company's research and development expenses
     (including the allocation of applicable salaries) during 1997, 1996 and 1995 were $2,425,000, $1,117,000 and
     $2,491,000, respectively.

     During 1995 the Company had research and development contracts with unaffiliated parties for both hardware and software elements of its electronic shelf labeling system.
     The Company reimbursed these contractors generally based on milestone achievements or satisfactory performance.

Note 10 - Stock Option and Defined Contribution Plan:

     The Company has an employee stock option plan whereby options to purchase shares of Common Stock may be granted to key employees of the Company. In June 1994 and December 1996, the stockholders approved an increase in the number of authorized shares of Common Stock available for issuance under the plan from 850,005 to 1,225,000 and from 1,225,000 to 1,775,000, respectively. In December 1997, the Company's Board of Directors, subject to stockholders' approval, authorized an increase in the number of authorized shares of Common Stock available for issuance under the plan to 3,500,000 shares. Options granted under the plan typically become exercisable over a period of four years.

     A summary of all option activity pursuant to the employee stock option plan is as follows:

        Electronic Retailing Systems International, Inc.
          Notes to Consolidated Financial Statements

                                             Price Range    Options

                                             -----------    -------
     Options outstanding December 31, 1994   $.01 - $8.50   730,370
                                                           --------
        Options granted                      $.01 - $5.63   480,205
        Options exercised                    $.01          (27,766)
        Options canceled                     $.01 - $8.50 (265,080)
                                                           --------
     Options outstanding December 31, 1995   $.01 - $6.00   917,729
                                                           --------
        Options granted                      $1.88 -$2.25   380,784
        Options exercised                    $ .01          (65,860)
        Options canceled                     $2.25 -$6.00  (354,161)
                                                           --------
     Options outstanding December 31, 1996   $ .01 -$5.875  878,492
                                                           --------
        Options granted                      $4.88 -$6.19 1,117,117
        Options exercised                    $.01  -$5.00  (139,929)
        Options canceled                     $.01  -$6.13  (120,552)
                                                          ---------
     Options outstanding December 31, 1997   $.01 - $6.19 1,735,128
                                                          =========

     The following table summarizes information about employee stock options outstanding and exercisable at December 31, 1997:

                           Weighted   Weighted             Weighted
Range of                   Average    Average              Average
Exercise      Number       Remaining  Exercise  Number     Exercise
 Prices       Outstanding  Life       Price     Exercisable  Price
--------      -----------  ---------  --------  ----------- ---------
$ .01           292,593    4 years    $ .01      94,773      $ .01
$2.25-$3.63     244,838    9          $2.27      71,760      $2.27
$4.88-$6.19   1,197,697    9          $5.53     104,917      $5.21
              ---------                         -------
              1,735,128                         271,450
              =========                         =======

     Additionally, the Company has a director stock option plan under which options covering shares of Common Stock may be granted to directors of the Company. During 1997, 50,000 options were granted to directors of the Company to purchase an equal number of common shares pursuant to this plan at an option price of $5.69. In January 1997, the stockholders approved an increase in the number of authorized shares of Common Stock available under the plan from 50,000 to 150,000. In December 1997, the Company's Board of Directors, subject to stockholder approval, authorized an increase in the number of authorized shares of Common Stock available under the plan to 750,000. As of December 31, 1997 options covering an aggregate of 172,500 shares of Common Stock were outstanding under the

        Electronic Retailing Systems International, Inc.
           Notes to Consolidated Financial Statements

     plan (of which options covering 50,000 shares remain subject to stockholder approval of the plan expansion).

     The Company applies APB Opinion 25 and related interpretations in accounting for its employee and director stock option plans. The consolidated statement of operations for the years ended December 31, 1996 and 1995 includes noncash stock option compensation expense of $44,000, and $27,000, respectively, representing compensation earned for employee service through the periods then ended related to option grants. Had compensation expense for the Company's employee stock option plan been determined based on the fair value at the grant dates of awards under the plan, consistent with FAS 123, the Company's net loss and basic loss per common share would have been the pro forma amounts indicated below:

                            1997           1996          1995
                            ----           ----          ----
Net loss:
     As reported            ($26,873,000)  ($9,412,000) ($10,868,000)
     Pro forma              ($28,052,000)  ($9,412,000) ($11,221,000)

Basic loss per common share:
     As reported            ($1.27)        ($0.60)       ($0.95)
     Pro forma              ($1.33)        ($0.60)       ($0.98)

     The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used in 1997, 1996 and 1995:

                                   1997      1996      1995
                                   ----      ----      ----
     Dividend yield                  0%       0%        0%
     Expected volatility           114%      53%       53%
     Risk-free interest rate         6%       7%        7%
     Expected life                 6 years   5 years   5 years

     The weighted average fair value of stock options granted during the years ended December 31, 1997, 1996 and 1995 was $4.82, $1.31 and $2.98, respectively.

     The Company has a defined contribution profit sharing and savings plan which qualifies under Section 401(k) of the Internal Revenue Code for employees meeting certain service requirements. Participants may contribute up to 30% of their gross wages, not to exceed in any given year a limitation set by Internal Revenue Service regulations (such limitation was $9,500 in 1997). The plan provides for discretionary matching
        Electronic Retailing Systems International, Inc.
           Notes to Consolidated Financial Statements

     contributions, as determined by the Board of Directors, to be made by the Company. There have been no discretionary amounts contributed to the plan as of December 31, 1997.

Note 11 -Income Taxes:

     The Company has incurred net losses since inception which have generated net operating loss carryforwards of $70.0 million for federal income tax purposes. These carryforwards are available to offset future taxable income and begin to expire in the year 2008. These losses are subject to limitation on future years utilization should certain ownership changes occur.

     The net operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes result in a noncurrent deferred tax benefit at December 31, 1997 and 1996 of $32.5 million and $21.1 million, respectively. In consideration of the Company's accumulated losses and the uncertainty of its ability to utilize this deferred tax benefit in the future, the Company has recorded a valuation allowance of an equal amount on such dates to fully offset the deferred tax benefit amount.

     Significant components of the noncurrent deferred tax asset at December 31, 1997 and 1996 are as follows:

                                   1997                1996
                                   ----                ----
Net operating loss carryforwards   $29,127,000         $18,256,000
Stock option compensation            2,642,000           2,566,000
Other                                  762,000             293,000
                                   ----------          -----------
Total deferred tax benefit          32,531,000          21,115,000
Valuation allowance                (32,531,000)        (21,115,000)
                                   ----------          -----------
Net noncurrent deferred tax asset  $   --             $     --
                                   ==========         ============

     In 1997, 1996 and 1995 a statutory Federal income tax rate of 34% and a state income tax rate of 7.6%, net of the Federal tax benefit, were applicable to the Company. Due to the Company's taxable losses the effective tax rate was nil in each year.

     The income tax provision calculated for financial reporting purposes differs from income taxes determined by applying the statutory Federal income tax rate to the financial statement net loss for the years ended December 31, 1997, 1996 and 1995 as a result of the following:

        Electronic Retailing Systems International, Inc.
           Notes to Consolidated Financial Statements

                                   1997       1996        1995
                                   ----       ----        ----
  Tax benefit at Federal statutory rate$ 9,083,000$3,200,000$3,695,000
  State income tax benefit, net of
    Federal tax charge               2,031,000   714,000     825,000
  Net loss not providing current
    year tax benefit               (11,063,000)(3,608,000)(4,428,000)
  Other                              (  51,000)  (306,000)   (92,000)
                                   ---------------------  ----------
     Provision for income taxes    $    -     $    -      $     -
                                   =====================  ==========

Note 12 -ERS / Telepanel Combination:

     On October 29, 1997, the Company and Telepanel Systems Inc., a company incorporated under the Canada Business Corporations Act ("Telepanel"), executed an agreement providing for the combination of the Company and Telepanel. The combination agreement provides for Telepanel to be recapitalized and each Telepanel Common Share to be exchanged for .5566 of an Exchangeable Share of Telepanel, each share of which would entitle the holder (i) to dividend and other rights economically equivalent to those of one share of the Company's Common Stock, (ii) through a voting trust, to vote at meetings of stockholders of the Company, and (iii) at the option of the holder, to exchange such share for one share of the Company's Common Stock. As a result of the transaction, ERS would have become the sole beneficial owner of the outstanding Telepanel Common Shares.

     Under the terms of the combination agreement, the obligations of the Company and Telepanel to consummate the transaction are subject to the satisfaction or waiver, where permissible, of certain conditions set forth in the combination agreement, including the receipt of certain accountants' letters relating to the transaction's qualification for pooling-of-interests accounting treatment, obtaining approval of the stockholders of the Company and of Telepanel, the approval (without material condition or costs) of the plan of arrangement contemplated by the Combination Agreement by the Court, and the receipt of certain consents from the holders of debt of ERS and Telepanel.

     In February 1998, as an interim arrangement pursuant to the combination agreement, the Company and Telepanel entered into a joint distribution agreement providing for creation of a joint venture (the "Joint Venture") that would hold specified distribution rights until consummation of the combination or termination of the combination agreement, or until specified

        Electronic Retailing Systems International, Inc.
           Notes to Consolidated Financial Statements

     defaults under the joint distribution agreement. The Company has advanced the amount of $2,000,000 to the Joint Venture, on a revolving basis (the "Facility"), which accrues interest, payable monthly, at the prime rate plus 2.5% per annum, is guaranteed by Telepanel and its subsidiaries and is secured by all of the assets of Telepanel and its subsidiaries (such collateral subordinated in right to specified bank indebtedness but prior in right to any other interest). All amounts advanced by the Company to the Joint Venture, if not earlier repaid from specified receivables of Telepanel and its subsidiaries, are due within 180 days of termination of the combination agreement (or earlier, in the event of specified defaults).

Note 13 -Subsequent Events

     On March 17, 1998, the Company announced that the condition to closing contained in the combination agreement requiring confirmation that the transaction would qualify for pooling-of-interests accounting treatment failed to be satisfied, and that the Company's Board of Directors has determined that it does not intend to waive the condition to combine regarding qualification for pooling-of-interests accounting treatment. In addition, on March 20, 1997, the Company delivered notice to the Joint Venture and Telepanel accelerating all outstanding amounts under the Facility, as a result of the failure of the Joint Venture to make payment of interest when due and notwithstanding attempts by Telepanel on March 26, 1998 to make payment of interest after the due date therefor. The Company and Telepanel are engaged in discussions regarding a mutually acceptable termination of the combination agreement.

     The Company has delivered notice to the Joint Venture and Telepanel accelerating all outstanding amounts under the Facility, as a result of the failure of the Joint Venture to make payment of interest when due and notwithstanding attempts to make payment of interest after the due date therefor.

                           INDEX TO EXHIBITS

Exhibit

Number                   Document Description

-------                  --------------------

3.1       -    Certificate of Incorporation of the
                Company (Incorporated by reference
                to Exhibit 3.1 of the Registration
                Statement on Form S-4 No. 333-21893).

3.2       -    By-laws of the Company.

10.1      -    Form of Reorganization Agreement
                dated March 12, 1993 among the
                Company, the Principal Subsidiary,
                Norton Garfinkle, The G/N
                Garfinkle Trust, Bruce F.
                Failing, Jr., The Failing Trust,
                Elizabeth Z. Failing, Robert D.
                Power and John Stevens (Incorporated
                by reference to Exhibit 10.1 to
                the Registration Statement on
                Form S-1 No. 33-59486).

10.2      -    Form of Registration Rights Agreement
                dated March 12, 1993 among the Company,
                Norton Garfinkle, The G/N Garfinkle
                Trust, Bruce F. Failing, Jr., The
                Failing Trust, Elizabeth Z. Failing,
                Robert D. Power and John Stevens
                (Incorporated by reference to Exhibit
                10.2 to the Registration Statement on
                Form S-1 No. 33-59486).

10.3      -    Form of Restated Stockholders' Agree-
                ment dated March 12, 1993 among
                Norton Garfinkle, The G/N Garfinkle
                Trust, Bruce F. Failing, Jr., The
                Failing Trust and Elizabeth Z. Failing
                (Incorporated by reference to Exhibit
                10.3 to the Registration Statement on
                Form S-1 No. 33-59486).

10.4      -    Amendment No. 1 to Restated Stockholders
                Agreement dated October 29, 1997.

10.5      -    Form of Reorganization Agreement
                dated March 12, 1993 among the
                Company, the Partnership, the
                the Principal Subsidiary, and the
                limited partners of the Partnership
                (Incorporated by reference to
                Exhibit 10.4 to the Registration
                Statement on Form S-1 No. 33-59486).

                           INDEX TO EXHIBITS
Exhibit

Number                   Document Description

-------                  --------------------

10.6      -    Form of Registration Rights Agreement
                dated March 12, 1993 among the
                Company and the limited partners of
                the Partnership (Incorporated by
                reference to Exhibit 10.5 to
                the Registration Statement on
                Form S-1 No. 33-59486).

10.7      -    Registration Rights Agreement dated as
                of July 24, 1995 among the Company,
                Donald E. Zilkha, Bruce F. Failing,
                Jr., Hanseatic Corporation and Garfinkle
                Limited Partnership II (Incorporated by
                reference to Exhibit 5(d) of the Current
                Report on Form 8-K dated July 24, 1995).

10.8      -    Technical Services Agreement dated
                October 1, 1985 between Telepanel, Inc.
                and Amacrine International, Inc.
                (Incorporated by reference to Exhibit
                10.10 to the Registration Statement on
                Form S-1 No. 33-59486).

10.9      -    License Agreement dated January 27,
                1993 between the Company and Telepanel
                Systems Inc. (Incorporated by reference
                to Exhibit 10.11 to the Registration
                Statement on Form S-1 No. 33-59486).

10.10     -    Note and Warrant Purchase Agreement
                dated as of August 12, 1994 among
                the Company, the Principal Subsidiary,
                and the Connecticut Development
                Authority (Incorporated by reference
                to Exhibit 10(a) to the Quarterly
                Report on Form 10-Q for the period
                ended June 30, 1994), together with
                7.4% Convertible Note dated August
                12, 1994 executed by the Company
                and the Principal Subsidiary
                to the Connecticut Development
                Authority (Incorporated by reference
                to Exhibit 10(b) to the Quarterly
                Report on Form 10-Q for the period
                ended June 30, 1994), and Stock
                Subscription Warrant dated
                August 12, 1994 issued by the
                Company to the Connecticut
                Development Authority (Incorporated
                by reference to Exhibit 10(c) to
                the Quarterly Report on Form 10-Q
                for the period ended June 30, 1994),
                and Conditional Assignment and Security

                           INDEX TO EXHIBITS

Exhibit

Number                   Document Description

-------                  --------------------

                Agreement dated August 12, 1994 among
                the Company, the Principal Subsidiary
                and the Connecticut Development Authority
                (Incorporated by reference to Exhibit
                10(d) to the Quarterly Report on Form
                10-Q for the period ended June 30, 1994).

10.11     -    Placing Agreement dated July 5, 1996
                between the Company and Henderson
                Crosthwaite Institutional Brokers
                Limited (Incorporated by reference
                to Exhibit 5(c) to the Company's
                Current Report on Form 8-K dated
                July 11, 1996), together with
                Agreement with respect to U.S. Sec-
                urities Laws dated July 2, 1996
                between the Company and Henderson
                Crosthwaite Institutional Brokers
                Limited (Incorporated by reference
                to Exhibit 5(d) to the Company's
                Current Report on Form 8-K dated
                July 11, 1996).

10.12     -    Forms of Subscription Agreement accep-
                ted July 5, 1996 by the Company (Incor-
                porated by reference to Exhibit 5(f)
                to the Company's Current Report on
                Form 8-K dated July 11, 1996, together
                with Registration Rights Agreement dated
                July 11, 1996 between the Company and
                the subscribers parties thereto (Inc-
                orporated by reference to Exhibit 5(g)
                to the Company's Current Report on
                Form 8-K dated July 11, 1996).

10.13     -    Purchase Agreement dated as of January
                20, 1997 between the Company and
                Credit Suisse First Boston Corporation
                and UBS Securities LLC (Incorporated by
                reference to Exhibit 1.1 to the  Regis-
                tration Statement on Form S-4 No.
                333-21893).

10.14     -    Warrant Agreement dated as of January
                24, 1997 between the Company and
                American Stock Transfer & Trust Company
                (Incorporated by reference to Exhibit
                10.20 to the  Registration
                Statement on Form S-4 No. 333-21893).

                           INDEX TO EXHIBITS
Exhibit

Number                   Document Description

-------                  --------------------

10.15     -    Indenture dated as of January 24,
                1997 between the Company and United
                States Trust Company of New York (Inc-
                orporated by reference to Exhibit 4.1
                to the Registration Statement on
                Form S-4 No. 333-21893).

10.16     -    Registration Rights Agreement dated
                January 20, 1997 between the Company
                and Credit Suisse First Boston Corp-
                oration and UBS Securities LLC (Inc-
                orporated by reference to Exhibit
                4.3 to the Registration Statement
                on Form S-4 No. 333-21893).

10.17     -    Lease Agreement dated May 30, 1997
                between 488 Main Avenue Associates,
                LLC and the Company, together with
                Amendment No. 1 thereto.

10.18     -    Lease Agreement dated October 1, 1997
                between Kurian Limited Partnership and
                the Company.

10.19     -    Combination Agreement dated October 29,
                1997 between the Company and Telepanel
                Systems Inc. (Incorporated by reference
                to Exhibit 5(a) of the Current Report
                on Form 8-K dated October 29, 1997).

10.20     -    Joint Distribution Agreement dated
                February 3, 1998 between the Company
                and Telepanel Systems Inc.

10.21     -    Form of the Company's 1993 Employee
                Stock Option Plan.

10.22     -    Form of the Company's 1993 Director
                Stock Option Plan.

11.1      -    Statement of Computation of Per Share
                Earnings.

12.1      -    Statement of Computation of Ratio of
                Earnings to Fixed Charges.

21        -    Subsidiaries of the Company.

23.1      -    Consent of Price Waterhouse LLP.

24        -    Power of Attorney (See "Power of Attorney"
                in this Annual Report on Form 10-K).

27        -    Financial Data Schedule.