Form 10-K/A
period 1997-12-31
ELECTRONIC RETAILING SYSTEMS INTERNATIONAL INC
filed 1998-04-17
CIK 898747

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K/A

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                      Commission file
    December 31, 1997                          number 0-21456
--------------------------                     --------------

        ELECTRONIC RETAILING SYSTEMS INTERNATIONAL, INC.
        ------------------------------------------------
     (Exact name of registrant as specified in its charter)

         Delaware                                 06-1361276
--------------------------                    -------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)

           488 Main Avenue
           Norwalk, Connecticut                     06851
---------------------------------------           ----------
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
                        Yes    X           No
                             ------            -----
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information state-ments incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

          State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

Aggregate market value as of March 15, 1998....$34,053,746

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

                         AMENDMENT NO. 1

     The undersigned hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "Annual Report"), as set forth in the pages attached hereto:

          Item 10.  Directors and Executive Officers of the
                    Registrant

          Item 11.  Executive Compensation

          Item 12.  Security Ownership of Certain Beneficial
                    Owners and Management

          Item 13.  Certain Relationships and Related
                    Transactions


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

     Certain biographical information concerning the directors of Electronic Retailing Systems International, Inc. (the "Company") is set forth below. Such information was furnished by them to the Company.

Name of Director       Age         Biographical Information
----------------    ----------     ------------------------
Paul A. Biddelman       52         President, Hanseatic Corpor-
                                   ation (private investment
                                   company) since prior to 1993;
                                   Director: Insituform
                                   Technologies, Inc., Celadon
                                   Group, Inc., Premier Parks,
                                   Inc., Petroleum Heat & Power
                                   Company, Inc., Star Gas Cor-
                                   poration (general partner of
                                   Star Gas Partners, L.P.);
                                   Director of the Company since
                                   1993.

David Diamond           39         Executive Vice President of
                                   Marketing and New Applications,
                                   Catalina Marketing Corp. since
                                   January 1997; consultant to
                                   suppliers of products and
                                   services to the supermarket
                                   industry from 1994 until 1997;
                                   President of Lamaze Publishing
                                   Company, Inc. (publisher of
                                   material on neonatal care) from
                                   prior to 1993 until 1994;
                                   Director of the Company since
                                   1996.

Bruce F. Failing, Jr.   49         Founder of the Company in 1990,
                                   and its Vice Chairman of the
                                   Board and Chief Executive
                                   Officer; President of the
                                   Company through February 1997;
                                   Director of the Company since
                                   1990.

Norton Garfinkle        67         Founder of the Company in 1990,
                                   and its Chairman of the Board;
                                   Chairman of Cambridge Manage-
                                   ment Corporation (manufacturer
                                   and marketer of DAP series of
                                   massively parallel processing
                                   computers) since prior to 1993,
                                   and Chairman of its affiliates
                                   (engaged in the research and
                                   development of new tech-
                                   nologies), including Oxford
                                   Management Corporation, during
                                   such period; Director of the
                                   Company since 1990.*

George B. Weathersby    53         President and Chief Executive
                                   Officer of American Management
                                   Association since February
                                   1998; President of the Company
                                   from 1997 to 1998; Vice
                                   Chairman of Cambridge
                                   Management Corporation and
                                   affiliates, including Oxford
                                   Management Corporation, from
                                   1993 until 1998; Director of
                                   the Company since 1996.

Donald E. Zilkha        46         President, Zilkha & Company
                                   (private investment advisor)
                                   since prior to 1993; Director
                                   of the Company since 1993.

-------------------
     In December 1995, pursuant to an agreement with New York State authorities, Mr. Garfinkle admitted to a misdemeanor relating to his 1989
     New York State return and paid all taxes required by the agreement.
/TABLE

     See "Item 12. Security Ownership of Certain Beneficial Owners and Management" for information concerning arrangements between the controlling stockholders of the Company concerning the election of directors, which information is incorporated herein by reference.

     For information concerning the executive officers of the Company, see pages 21 to 23 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 as originally filed, under the caption "Item 1. Business-Executive Officers", which information is incorporated herein by reference.

     There are no family relationships among any of the executive officers or directors of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely upon a review of copies of reports received by it pursuant to Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act"), and the written representations of its incumbent directors and officers, and holders of more than ten percent of any registered class of the Company's equity securities, the Company believes that during 1997 all filing requirements applicable to its directors, officers and ten percent holders under said section were satisfied, except that Lester Briney, a Vice President of the Company, filed one report on Form 5 subsequent to its due date disclosing one grant of stock options under the Company's stock option plan previously exempt from reporting.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

Director Compensation

     In May 1993, as part of the combination (the
"Reorganization") of the Company, Electronic Retailing Systems
International, Inc. (incorporated in Connecticut in 1990 [the
"Principal Subsidiary"]), and ERS Associates Limited Partnership
(the "Partnership") effected immediately prior to the closing of the Company's initial public offering of common stock, $.01 par value ("Common Stock"), the Company assumed the Electronic
Retailing Systems International, Inc. 1993 Director Stock Option
Plan (the "Director Option Plan") adopted by the Board of
Directors of the Principal Subsidiary, and approved by its stockholders, in the prior month. Under the Director Option Plan, pursuant to amendments approved by the stockholders of the Company in January 1997, options to purchase up to 150,000 shares of the Company's Common Stock may be granted to directors of the Company.

In December 1997, the Board of Directors of the Company, subject to stockholder approval and adoption, approved an increase in the number of authorized shares of the Company's Common Stock available for issuance under the Director Option Plan to 750,000 shares. The Company has the ability to grant options under the Director Option Plan to executive officers who are directors, which are intended to be "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), provided that the option exercise price is equal to the fair market value of the Common Stock on the date of grant. Other options granted under the Director Option Plan will be nonqualified options.

     The Director Option Plan is administered by the Board of Directors of the Company, which determines the persons who are to receive options and the number of shares subject to each option. Paul A. Biddelman, David Diamond, George B. Weathersby and Donald Zilkha hold options granted under the Director Option Plan in June 1996 covering, respectively, 20,000 shares, 12,500 shares, 20,000 shares and 20,000 shares of Common Stock, exercisable at a price per share equal to $1.875, the closing price per share of Common Stock on the Nasdaq Stock Market on the date of grant, and Mr. Weathersby holds an additional option granted under the Director Option Plan in December 1996 covering 50,000 shares of Common Stock, exercisable at a price per share equal to $3.38, the closing price per share of the Common Stock on the Nasdaq Stock Market on the date of grant. All such options expire five years from the date of grant and are exercisable on the date of grant with respect to one-quarter of the shares covered thereby, with an additional one-quarter of such shares becoming exercisable annually thereafter. Mr. Weathersby, who served as President of the Company from February 1997 through March 1998, was also granted a ten-year option in May 1997 covering 50,000 shares of the Company's Common Stock, exercisable at a per share price of $5.69, the closing price of the Company's Common Stock on The Nasdaq Stock Market on the date of grant, which becomes exercisable with respect to such shares after achievement by the Company of specified performance standards.

     The Company's arrangements with Mr. Weathersby during the year ended December 31, 1997 also provided for bonus compensation to him, in his capacity as President of the Company, in the amount of $50,000. During 1997, the Company paid to Oxford Management
Corporation ("Oxford") the amount of $75,000 in reimbursement of salary paid by Oxford to Mr. Weathersby for services rendered by him as President of the Company, and in 1998 paid an additional amount of $75,000 to Oxford for services rendered in 1997 by Messrs. Weathersby and Garfinkle. The Company's arrangements with

Oxford through April 1998, which are terminable at any time by the Company or Oxford, have provided for payments in the amount per month of $15,000 for services rendered by Mr. Garfinkle.

     The Company has not adopted any director fee arrangement, but reimburses all of its directors for their out-of-pocket expenses incurred in the performance of their duties as directors of the Company.

Executive Compensation

     Summary Compensation Table. The following table sets forth information concerning the annual compensation for each of the Company's last three completed fiscal years of: (i) the Company's chief executive officer, (ii) each of the other most highly-compensated executive officers whose salary and bonus exceeded $100,000 during the most recent fiscal year, and (iii) two additional individuals who would have been among the four such other most highly-compensated executive officers during the most recent fiscal year, but were not executive officers at the end of such year:

                     Summary Compensation Table

                                                         Long-Term
                                               Compensation    All
                                                         Securities    Other
    Name and                      Annual Compensation    Underlying   Compen-
Principal Position       Year   Salary($)     Bonus($)   Options (#)  sation($)
------------------       ----   ---------     --------   -----------  ---------
Bruce F. Failing, Jr...  1997    206,731        --          --           --
Chief Executive Officer  1996    246,567        --          --           --
                         1995    327,269        --          --           --

William W. Erdman......  1997    197,115      20,000      400,000        --
Executive Vice           1996      --           --          --           --
 President, Chief        1995      --           --          --           --
 Operating Officer(1)

Lester S. Briney.......  1997    113,573        --        100,000        --
Vice President, Chief    1996      --           --           --          --
 Technical Officer(2)    1995      --           --           --          --

Michael R. Valiton.....  1997    149,423        --           --          --
Senior Vice              1996    140,942        --        100,000(4)     --
 President(3)            1995    108,000        --         30,000        --

Paul M. Patrick........  1997    149,423        --           --          --
Vice President(5)        1996    147,404        --           --          --
                         1995    150,000        --           --          --

William B. Fischer.....  1997    137,500      25,000         --          --
Vice President(6)        1996    121,750        --         50,000        --
                         1995    102,305        --         10,000        --

---------------------
(1)  Mr. Erdman became an executive officer upon joining the Company in March 1997 and ceased to be an executive officer in January 1998.

(2) Mr. Briney became an executive officer in July 1997 after joining the Company earlier in the year.

(3) Mr. Valiton became an executive officer in January 1995 after joining the Company in the prior year.

(4) Such options replaced options previously granted and surrendered contemporaneously with such replacement.

(5) Mr. Patrick served as an executive officer through his assumption of other duties in the Company in March 1995. Mr. Patrick resumed the duties of executive officer in March 1996 through his assumption of other duties in October 1997 prior to his resignation from the Company.

(6) Mr. Fischer served as an executive officer from April 1995 through his assumption of other duties in July 1997 prior to his resignation from the Company.

     Option Grant Table. The following table sets forth certain information regarding options granted by the Company during the year ended December 31, 1997, to the individuals named in the above compensation table:

                     Option Grants in Last Fiscal Year

                                                            Potential Realizable
                                      Individual Grants                              Value at Assumed
                 Number of % of Total    Market           Annual Rates of
                Securities   Options     Price              Stock Price
                Underlying Granted to    ExercisePer Share   Appreciation for
                  OptionsEmployees in    Price on Date    Expiration      Option Term (1)
Name             Granted(#)Fiscal Year    ($/sh)of Grant($)    Date      5%($)       10%($)
----           -------------------------   ------   ----------- ----------   -----       ------
Bruce F. Failing, Jr...    --                 --           --         --      --           --           --
William W. Erdman......   400,000(2)         35.8         5.50       5.50      03/10/07  1,383,568    3,506,233
Lester S. Briney.......    50,000(3)          4.5         6.00       6.00      08/18/07    188,668      478,123
                           50,000(3)          4.5         6.19       6.19      09/25/07    194,643      493,263
Michael R. Valiton.....    --                 --           --         --        --           --           --
Paul M. Patrick........    --                 --           --         --        --           --           --
William B. Fischer.....    --                 --           --         --        --           --           --

----------------------
(1)  Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on arbitrarily assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the respective options are granted to their expiration date.

(2)  One-half of such options became exercisable with respect to one-sixteenth of the shares covered thereby on June 30, 1997 with an additional one-sixteenth thereof subject to exercise every quarter thereafter; the remaining options were granted with exercisability subject to achievement by the Company of specified performance standards.

(3)  Such options became exercisable with respect to one-quarter of the shares covered thereby on or prior to the first anniversary of grant with an additional one-sixteenth thereof subject to exercise every quarter thereafter.

     Aggregate Option Exercises and Year-End Option Table. The following table sets forth certain information regarding exercises of stock options, and stock options held as of December 31, 1997 by the individuals named in the above compensation table.

         Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

                                                         Number of Securities         Value of Unexercised
                                                        Underlying Unexercised        In-the-Money Options
                       Shares Acquired    Value      Options at Fiscal Year-End(#)        at Year-End(1)
Name                   on Exercise (#)  Realized($)  Exercisable     Unexercisable  Exercisable  Unexercisable
----                   ---------------  -----------  -----------     -------------  -----------  -------------
Bruce F. Failing, Jr...       --              --          --             --            --            --

William W. Erdman......       --              --        37,500        362,500          --            --

Lester S. Briney......        --              --          --          100,000          --            --

Michael R. Valiton....        --              --        31,250         68,750         66,406       146,093

Paul M. Patrick.......     30,000         179,700       16,750         46,750         73,114       204,064

William B. Fischer....     15,625          58,594         --             --             --           --

-----------------------
(1)  Calculated on the basis of the fair market value of the underlying securities at the exercise date or at year-end, as the case may be, less the respective exercise prices.


1993 Employee Stock Option Plan

     In May 1993, as part of the Reorganization, the Company assumed the Electronic Retailing Systems International, Inc. 1993 Employee Stock Option Plan (the "Employee Option Plan") adopted by the Board of Directors of the Principal Subsidiary, and approved by its stockholders, in the prior month. Under the Employee Option Plan, pursuant to amendments approved by the stockholders of the Company in June 1994 and December 1996, options to purchase up to 1,775,000 shares of the Company's Common Stock may be granted to key employees of the Company and its subsidiaries, including executive officers who are not directors. In December 1997, the Board of Directors of the Company, subject to stockholder approval and adoption, approved a further increase in the number of authorized shares of the Company's Common Stock available for issuance under the Employee Option Plan to 3,500,000 shares. The Company is able to grant options under the Employee Option Plan which are intended to be "incentive stock options" within the meaning of Section 422 of the Code, provided that the option exercise price is equal to the fair market value of the Common

Stock on the date of grant. Other options granted under the Employee Option Plan are nonqualified options.

     The Employee Option Plan is administered by the Board of Directors of the Company, which determines the persons who are to receive options and the number of shares subject to each option. As of April 1, 1998, options covering an aggregate of 1,672,457 shares of Common Stock were outstanding pursuant to the Employee Option Plan (480,500 shares of which were subject to options granted subject to stockholder approval and adoption of the expansion of the plan previously approved by the Board of Directors), and options covering an aggregate of 474,433 shares had been exercised.

Certain Agreements with Executive Officers

     The Company's severance arrangements with William W. Erdman, who ceased to be Executive Vice President, Chief Operating Officer, of the Company in January 1998, provide for bi-weekly payments at the rate of Mr. Erdman's prior base salary of $9,615, to continue for six months after his departure. Such payments would have continued for an additional three months in the event Mr. Erdman had not commenced other full-time employment in March 1998. Mr. Erdman's severance arrangements also provide for exercisability through December 1998 of certain options exercisable at the time of his departure, coverage under the Company's benefit plans until the earlier of commencement of other full-time employment or December 31, 1998, maintenance of confidentiality restrictions and non-competition covenants effective for one year after departure.

Compensation Committee Interlocks and Insider Participation

     During the year ended December 31, 1997, the members of the Company's Compensation Committee were Norton Garfinkle, Paul
Biddelman and Donald Zilkha.

     During the year ended December 31, 1997, the Company subleased to a company owned by Mr. Garfinkle and Bruce F. Failing, Jr., Vice Chairman of the Board and Chief Executive Officer of the Company, certain space adjacent to its premises in Wilton, Connecticut, at a rent equal to an allocated portion of the Company's expense pursuant to the underlying lease, based on space occupied, and was paid approximately $34,000 under such sublease arrangements. An additional amount of $22,145 has been accrued under such arrangements with respect to the year ended December 31, 1997. In connection with the relocation of its executive offices in August 1997, the Company has terminated all such arrangements.

     During the year ended December 31, 1997, Oxford Management Corporation, a Company controlled by Mr. Garfinkle, was reimbursed an aggregate amount of $75,000 for salary paid to Mr. Weathersby in the capacity as President of the Company, and in 1998 paid an additional amount of $75,000 for services rendered in 1997 by Messrs. Weathersby and Garfinkle. The Company's arrangements with Oxford through April 1998, which are terminable at any time by the Company or Oxford, have provided for payments in the amount per month of $15,000 for services rendered by Mr. Garfinkle.

     Holders of shares of Common Stock obtained upon conversion of the Company's previously outstanding Series A Cumulative Convertible Preferred Stock, $1.00 par value (the "Series A Preferred Stock"), remain entitled to certain demand and incidental registration rights which, in the case of such demand rights, obligate the Company to register such shares, on two occasions, provided that the holders of at least 500,000 shares notify the Company that they intend to offer for sale in the aggregate at least 100,000 shares of Common Stock. Such holders include Garfinkle Limited Partnership II (an affiliate of Mr. Garfinkle), an affiliate of Hanseatic Corporation (in which Mr. Biddelman is an officer), and Mr. Zilkha.

     Under agreements entered into by the Company with the limited partners of the Partnership (including Mr. Zilkha and Hanseatic Corporation's predecessor-in-interest) and the stockholders of the Principal Subsidiary effectuating the Reorganization, the partners of the Partnership agreed to the termination of the partnership agreement of the Partnership and any ongoing, related commitments, except for certain demand and incidental registration rights and co-sale rights to the limited partners. In addition, the former stockholders of the Principal Subsidiary, including Messrs. Garfinkle and Failing and their respective affiliates and related family trusts, became entitled to certain demand and incidental registration rights with respect to shares of Common Stock issued to them in the Reorganization, which, in the case of such demand registration rights, operate pursuant to the standards applicable to the shares obtained upon conversion of Series A Preferred Stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------

     The following table sets forth certain information as of April
1, 1998 with respect to the number of shares of Common Stock beneficially owned by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common
Stock, (ii) each director of the Company, (iii) each executive officer and former executive officer of the Company named in the summary compensation table under "Item 11. Executive Compensation," and (iv) all directors and executive officers of the Company as a group:

                                Number of Shares
                                of Common Stock         Percent
                             Beneficially Owned(1)      of Class
                             ---------------------      --------
Norton Garfinkle
 133 East 62nd Street
 New York, NY 10021(2).........    7,890,758(3)           37.2%

Bruce F. Failing, Jr.
 210 Round Hill Road
 Greenwich, CT 06831(2)........    3,145,637(4)           14.8

Fidelity International Limited
 Pembroke Hall
 42 Crow Lane
 Hamilton, Bermuda...........      2,099,000(5)            9.9

Connecticut Development
  Authority
 845 Brook Street
 Rocky Hill, CT 06067.........     1,288,578(6)            5.7

William W. Erdman.............        37,500(7)               (8)

Lester S. Briney..............        12,500(7)               (8)

Michael Valiton...............        43,750(7)               (8)

Paul M. Patrick...............        56,100(9)               (8)

William B. Fischer............         3,125                  (8)

Paul A. Biddelman.............     1,010,300(10)(11)       4.8

David Diamond.................         7,250(12)              (8)

George B. Weathersby..........        35,000(7)               (8)

Donald E. Zilkha..............       107,472(11)              (8)

All executive officers and
 directors as a group
 (10 persons)................     12,335,167(13)          57.6

-------------------
(1)  Except as otherwise indicated, as of April 1, 1998 all of such shares are owned with sole voting and investment power.

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

(6) Represents (i) 699,724 shares issuable upon exercise of the Company's warrants exercisable at April 1, 1998 and (ii)
     588,854 shares issuable at such date upon conversion of the Company's convertible promissory note in the principal amount of $5,000,000. See "Item 13. Certain Relationships and Related
     Transactions."

(7) Represents shares issuable upon exercise of stock options granted by the Company exercisable within 60 days of April 1, 1998.

(8)  Less than one percent.

(9) Includes 1,100 shares issuable upon exercise of stock options granted by the Company exercisable within 60 days of April 1, 1998.

(10) Includes 969,300 shares held by Hanseatic Americas LDC, a
     Bahamian limited duration company in which the sole managing member is Hansabel Partners, L.L.C., a Delaware limited liability company in which the sole managing member is Hanseatic Corporation, of which Mr. Biddelman is an officer.

(11) Includes 10,000 shares issuable upon exercise of stock options granted by the Company exercisable within 60 days of April 1, 1998.

(12) Includes (i) 1,000 shares beneficially owned jointly by Mr.
     Diamond and his wife, and (ii) 6,250 shares issuable upon exercise of stock options granted by the Company exercisable within 60 days of April 1, 1998.

(13) Includes 200,000 shares issuable upon exercise of stock options granted by the Company exercisable within 60 days of April 1, 1998.

     Messrs. Garfinkle and Failing, together with certain family trusts and partnerships, and Mr. Failing's sister (each, together with his related parties, a "Stockholder Group"), are parties to an agreement dated March 1993, as amended (the "Restated Stockholder Agreement"), under which: (i) both Stockholder Groups have agreed that, through the year 2003, they will use their best efforts to provide that the Board of Directors of the Company will consist of not more than seven directors, six of whom will be designated by Mr. Garfinkle and Mr. Failing in proportion to the respective beneficial holdings of shares of Common Stock of the Garfinkle Stockholder Group and the Failing Stockholder Group, (ii) except for sales effected pursuant to Rule 144 and transfers to affiliates, family members or related trusts, no such Stockholder Group may transfer any shares of Common Stock to any third party without first offering such shares to the other Stockholder Group at the same price as offered by such third party, (iii) through the year 2003, in the event a Stockholder Group proposes to transfer shares of Common Stock to a third party in a transaction pursuant to which control of the Company would change, the other Stockholder Group will have the right, on the same terms, to participate in such transaction, and (iv) through the year 2003, Mr. Garfinkle has the option to acquire at fair market value all shares held by the Failing Stockholder Group upon the death or incapacity of Mr. Failing, which option may be assigned to the Company, subject to the Company's acceptance of such option. Such arrangements terminate in the event either Stockholder Group owns less than ten percent of the outstanding Common Stock, or if Messrs. Garfinkle and Failing are unable to elect at least a majority of the Board of Directors of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND
          RELATED TRANSACTIONS
          -------------------------

     At April 1, 1998, Norton Garfinkle, Chairman of the Board and a director of the Company, together with two affiliated limited partnerships, beneficially owned approximately 37.2% of the outstanding Common Stock of the Company, and Bruce F. Failing, Jr., Vice Chairman of the Board and Chief Executive Officer and a director of the Company, together with a trust established for the benefit of his children, beneficially owned approximately 14.8% of the outstanding Common Stock of the Company. See "Item 11. Executive Compensation-Compensation Committee Interlocks and Insider Participation" above for information concerning agreements relating to the Company's Common Stock and Series A Preferred Stock entered into by Mr. Garfinkle and by Paul A. Biddelman and Donald
E. Zilkha, both directors of the Company, or their affiliates, and certain reimbursements by the Company to a company controlled by Mr. Garfinkle, which information is incorporated herein by reference.

     In addition, See "Item 11. Executive Compensation-Compensation Committee Interlocks and Insider Participation" above for information concerning amounts paid to the Company during the year ended December 31, 1997 under a sublease with a company owned by Messrs. Garfinkle and Failing, and certain demand and incidental registration rights to which Messrs. Garfinkle, Failing, Biddelman and Zilkha became entitled with respect to shares of Common Stock obtained upon conversion of Series A Preferred Stock, which information is incorporated herein by reference.

     During the year ended December 31, 1997, as a result of the advances by the Connecticut Development Authority (the "CDA") under the Company's convertible note (the "CDA Note"), and the exercisability of the Company's warrant (the "CDA Warrant") held by the CDA, the CDA was the beneficial owner of in excess of 5% of the outstanding Common Stock. At April 1, 1998, the Company was indebted under the CDA Note in the aggregate principal amount of $5,000,000. All such amounts are repayable in August 1999, accrue interest, payable monthly, at a rate of 7.4% per annum (of which $370,000 was paid during the year ended December 31, 1997) and are secured by the assets of the Company and the Principal Subsidiary. Such amounts are convertible into shares of Common Stock, at an adjusted conversion price calculated at $3.00 plus the average market price of the Common Stock during the twelve months prior to conversion. The CDA Warrant is exercisable through August 1999 with respect to 699,724 shares of Common Stock (as adjusted through April 1,1997), at an adjusted price calculated at $2.58 plus the average market price of the Common Stock during the twelve months prior to exercise.

     The Company believes that the terms of the foregoing transactions between the Company and its affiliates were no less favorable to the Company than it could have obtained from unaffiliated third parties. The Company will continue to remain indebted to the CDA in accordance with its existing arrangements.
As a matter of policy, all future transactions between the Company and its affiliates will be on terms no less favorable to the Company than those available with unaffiliated third parties.

                           SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 17, 1998              ELECTRONIC RETAILING SYSTEMS
                                     INTERNATIONAL, INC.



                                   By s/Michael Luetkemeyer
                                     ----------------------------
                                      Michael Luetkemeyer
                                      Vice President, Chief
                                      Financial Officer


          Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                        Title                   Date
---------                     -------------            --------------
                                                       April 17, 1998
BRUCE F. FAILING, JR.*
----------------------
Bruce F. Failing, Jr.         Vice Chairman of the
                               Board and Principal
                               Executive Officer


s/Michael Luetkemeyer                                  April 17 , 1998
----------------------
Michael Luetkemeyer           Vice President and
                               Principal Financial
                               and Accounting
                               Officer

                                                       April 17 , 1998
PAUL A. BIDDELMAN*
----------------------
Paul A. Biddelman             Director



DAVID DIAMOND*                                         April 17 , 1998
----------------------
David Diamond                 Director





NORTON GARFINKLE*                                      April 17 , 1998
----------------------
Norton Garfinkle              Director




GEORGE WEATHERSBY*                                     April 17 , 1998
----------------------
George Weathersby             Director



DONALD E. ZILKHA*                                      April 17 , 1998
----------------------
Donald E. Zilkha              Director




*By s/Michael Luetkemeyer
   --------------------
   Michael Luetkemeyer
   (Attorney-in-Fact Pursuant
   to Power of Attorney on
   file with the Securities
   and Exchange Commission)
