Form 10-Q
period 1998-03-31
ELECTRONIC RETAILING SYSTEMS INTERNATIONAL INC
filed 1998-05-14
CIK 898747

=================================================================
                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

        X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      -----           OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                          OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      -----       OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from         to
                                           --------  --------
            Commission file number 0-21456
                                   -------

          ELECTRONIC RETAILING SYSTEMS INTERNATIONAL, INC.
      (Exact name of registrant as specified in its charter)

           Delaware                                   06-1361276
-----------------------------                   --------------------
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

                  YES    X            NO
                      -------            -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                           Outstanding at April 30, 1998
----------------------                -----------------------------
Common Stock, $.01 par value               21,230,247 shares

=================================================================

               Electronic Retailing Systems International, Inc.

                                   Form 10-Q

                                   Contents

                                                                  Page Number
      PART I. Financial Information

      Item 1.     Financial Statements

                  Condensed Consolidated Balance Sheet--
                     March 31, 1998 and December 31, 1997               3

                  Condensed Consolidated Statement of
                     Operations--Three Months Ended
                     March 31, 1998 and 1997                            4

                  Condensed Consolidated Statement of Cash
                     Flows--Three Months Ended March 31,
                     1998 and 1997                                      5

                  Notes to Condensed Consolidated Financial
                    Statements                                          6

      Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                          9


      PART II. Other Information

      Item 6.     Exhibits and Reports on Form 8-K                      14

      SIGNATURES                                                        15

      INDEX TO EXHIBITS                                                 16

               Electronic Retailing Systems International, Inc.
                     Condensed Consolidated Balance Sheet
               (in thousands except per share and share amounts)
                                                March 31,         December 31,
                                                  1998                1997
                                                ---------         ------------
                                                (unaudited)
Assets
Current assets
   Cash and cash equivalents                    $ 73,691          $ 82,400
   Accounts receivable                               646               203
   Inventories                                     9,582             7,273
   Note receivable                                 2,036                --
   Prepayments and other current assets              998               978
                                                --------          --------
      Total current assets                        86,953            90,854
                                                --------          --------

Equipment                                          5,260             5,055
   Accumulated depreciation                       (2,009)           (1,753)
                                                --------          --------
   Net equipment                                   3,251             3,302
                                                --------          --------
Other non-current assets                           5,838             6,052
                                                --------          --------
Total assets                                    $ 96,042          $100,208
                                                ========          ========
Liabilities and stockholders' deficit
Current liabilities
   Accounts payable and accrued expenses        $  2,479          $  2,482
                                                --------          --------
      Total current liabilities                    2,479             2,482
                                                --------          --------
Long-term debt
   CDA Note, 7.4%                                  4,994             4,993
   Senior Discount Notes, 13.25%                 111,927           108,109
                                                --------          --------
      Total long-term debt                       116,921           113,102
                                                --------          --------

Common stock purchase warrants                     5,100             5,100
                                                --------          --------
Commitments                                           --                --
                                                --------          --------
Stockholders' deficit
   Preferred stock (par value $1.00 per share,
    2,000,000 shares authorized, none issued
    and outstanding)                                  --                --
   Common stock (par value $0.01 per share;
    35,000,000 and 25,000,000 shares authorized,
    21,228,747 and 21,187,135 shares issued and
    outstanding in 1998 and 1997)                    212               211
   Additional paid-in capital                     51,338            51,328
   Accumulated deficit                           (80,008)          (72,015)
                                                --------          --------
      Total stockholders' deficit                (28,458)          (20,476)
                                                --------          --------
Total liabilities and stockholders' deficit     $ 96,042          $100,208
                                                ========          ========
See accompanying notes to condensed consolidated financial statements

               Electronic Retailing Systems International, Inc.
                Condensed Consolidated Statement of Operations
                   (in thousands, except per share amounts)
                                  (unaudited)
                                                 Three Months Ended
                                                     March  31,
                                                --------------------
                                                   1998        1997
                                                   ----        ----
Revenues
  Product sales                                 $    903    $    254
  Maintenance                                        148         266
                                                --------    --------
      Total revenues                               1,051         520
                                                --------    --------
Costs of goods sold
   Product sales                                   1,192         323
   Maintenance                                       182         242
                                                --------    --------
      Total cost of goods sold                     1,374         565
                                                --------    --------

   Gross profit (loss)                              (323)        (45)
                                                --------    --------
Operating expenses
   Selling, general and administrative             4,058       2,017
   Research and development                          598         490
   Depreciation and amortization                      61          41
                                                --------    --------
      Total operating expenses                     4,717       2,548
                                                --------    --------
   Loss from operations                           (5,040)     (2,593)
                                                --------    --------
Other income (expenses)
   Interest income                                 1,092       1,046
   Interest expense                               (4,045)     (2,723)
                                                --------    --------
      Total other income (expenses)               (2,953)     (1,677)
                                                --------    --------
      Net loss                                  $ (7,993)   $ (4,270)
                                                ========    ========
Earnings (loss) per common share
   Weighted average common shares
     outstanding                                  21,207      21,055
                                                ========    ========

   Basic loss per common share                  $  (0.38)   $  (0.20)
                                                ========    ========

               See accompanying notes to condensed consolidated
                             financial statements

               Electronic Retailing Systems International, Inc.
                Condensed Consolidated Statement of Cash Flows
                                (in thousands)
                                  (unaudited)
                                                      Three Months Ended
                                                          March 31,
                                                      ------------------
                                                      1998        1997
                                                      ----        ----
Cash Flows Used in Operating Activities:
   Net loss                                           ($7,993)    ($ 4,270)
   Other adjustments to reconcile net loss
    to net cash used in operating activities            1,577        3,198
                                                      -------     --------

      Cash used in operating activities                (6,416)      (1,072)
                                                      -------     --------

Cash Flows Used in Investing Activities:
   Capital expenditures                                  (205)        (199)
   Note receivable                                     (2,000)          --
   Capitalized product development costs                  (99)         (75)
                                                      -------     --------

      Cash used in investing activities                (2,304)        (274)
                                                      -------     --------

Cash Flows from Financing Activities:
   Net proceeds from issuance of long-term debt            --       89,900
   Proceeds from issuance of common stock
     purchase warrants                                     --        5,100
   Net proceeds from issuance of common stock              11           75
                                                      -------     --------
      Cash provided by financing activities                11       95,075
                                                      -------     --------

      Net (decrease) increase in cash and
         cash equivalents                              (8,709)      93,729
                                                      -------     --------

Cash and cash equivalents at
  beginning of period                                  82,400        8,198
                                                      -------     --------

Cash and cash equivalents at end of period            $73,691     $101,927
                                                      =======     ========






     See accompanying notes to condensed consolidated financial statements

              Electronic Retailing Systems International, Inc.
            Notes to Condensed Consolidated Financial Statements
                               March 31, 1998
                                 (unaudited)

Note 1 - Basis of Consolidation:

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

Note 2 - Basis of Presentation:

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year ending December 31, 1998. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K for the year then ended.

Basic loss per common share is computed using the weighted average number of common shares assumed to be outstanding during the period, without consideration for common stock equivalents. Common stock equivalents consist of the Company's common shares issuable upon exercise of stock options and common stock purchase warrants. Due to the Company's loss position, the Company has reported only "basic" EPS. The presentation of "dilutive" EPS is not required as common stock equivalents are anti-dilutive.

Cash and cash equivalents at March 31, 1998 include deposits of approximately $1,066,000, held as interest bearing collateral for irrevocable letters of credit of the same amounts relating to future inventory purchases. Such letters of credit expire on various dates throughout 1998.

              Electronic Retailing Systems International, Inc.
            Notes to Condensed Consolidated Financial Statements
                               March 31, 1998
                                 (unaudited)
Note 3 - Inventories:

Inventories are stated at the lower of cost (determined on a first in, first out basis) or market value. Inventories at March 31, 1998 consist of $1,829,000 of materials and supplies and $7,753,000 of finished goods. Inventories at December 31, 1997 consisted of $3,286,000 of materials and supplies and $3,987,000 of finished goods. Inventories in excess of expected requirements are expensed currently.

Note 4 - Sale of Senior Discount Notes and Warrants:

On January 24,1997, the Company completed the sale, in a private offering (the "Private Placement"), of 147,312 Units ("Units") consisting of $147,312,000 principal amount at maturity of 13.25% Senior Discount Notes due February 1, 2004 (the "Senior Discount Notes") together with warrants (the "1997 Warrants") to purchase an aggregate of 2,538,258 shares of Common Stock, at an exercise price of $5.23 per share, exercisable from the period commencing on the first anniversary of closing through February 1, 2004.

The Units were sold to investors at a price aggregating $100 million, representing a yield to maturity on the Senior Discount Notes of 13.25%. No cash interest will accrue on the Senior Discount Notes prior to February 1, 2000. Interest will be payable thereafter on February 1 and August 1 of each year commencing August 1, 2000. The Senior Discount Notes are non-callable prior to February 1, 2001. Upon specified change in control events, each holder has the right to require the Company to purchase its Senior Discount Note at a specified price. The net proceeds to the Company from the Private Placement approximated $95 million.

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

With the consummation of the Private Placement in January 1997, the Company commenced recording interest on an amount equal to the gross proceeds from the Private Placement plus prior recorded and unpaid interest at the annual rate of 13.25%. Additional expense is being recorded as a result of the amortization of the discount recorded on the Senior Discount Notes (for value attributed to the Warrants) and the amortization of the costs of issuance.

              Electronic Retailing Systems International, Inc.
            Notes to Condensed Consolidated Financial Statements
                               March 31, 1998
                                 (unaudited)

Note 5 -Terminated Agreement With Telepanel:

In October 1997, the Company and Telepanel Systems Inc. ("Telepanel") executed an agreement providing for the combination of the Company and Telepanel. As a result of the transaction, the Company would have become the sole beneficial owner of the outstanding Telepanel common shares. In February 1998, as an interim arrangement pursuant to the combination agreement, the Company and Telepanel entered into a joint distribution agreement providing for the creation of a joint venture (the "Joint Venture") that would hold specified distribution rights. Pursuant to such arrangements, in February 1998 the Company advanced the amount of $2,000,000 to the Joint Venture, which accrues interest, payable monthly, at the prime rate plus 2.5% per annum, is guaranteed by Telepanel and its subsidiaries and is secured by all of the assets of Telepanel and its subsidiaries (such collateral subordinated in right to specified bank indebtedness but prior in right to any other interest). Such amounts are repayable as hereinafter described.

On March 17, 1998, the Company announced that the condition to closing contained in the combination agreement requiring confirmation that the transaction would qualify for pooling-of-interests accounting treatment failed to be satisfied, and that the Company's Board of Directors determined that it did not intend to waive the condition to combine regarding qualification for pooling-of-interests accounting treatment. On April 22, 1998, the Company and Telepanel executed a formal agreement to terminate their agreement of October 1997 contemplating a combination of the two companies, and executed reciprocal releases thereunder. In addition, the parties agreed: (i) to terminate their joint distribution agreement; (ii) that the Company would withdraw its demand for acceleration of repayment of the outstanding working capital advances to the Joint Venture (as a result of the failure of the Joint Venture to pay interest when due); and (iii) that such balances would be due on October 5, 1998, subject to earlier repayment from equity or debt offerings of Telepanel.

              ELECTRONIC RETAILING SYSTEMS INTERNATIONAL, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

Overview

The market for electronic shelf labeling ("ESL") systems is in the development stage, and the Company estimates that, as of March 31, 1998, approximately 140 stores in the United States were operating such systems, out of a potential market in excess of 100,000 supermarkets and other stores. Large supermarket chains have tested the productivity benefits as well as the technical functionality of ESL systems in pilot stores, as a result of which the Company believes they are in a position to consider rolling out the systems. The Company's objective is to be the worldwide leader in the emerging ESL system market as product adoption and penetration increases.

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

Since its inception in April 1990, the Company has been engaged primarily in the development, design, market testing and, more recently, sale of the ERS ShelfNet(R) System (the "ERS ShelfNet System"). The Company subcontracts to third parties the manufacture and assembly of the components comprising the ERS ShelfNet System. In addition, the Company engages unaffiliated parties to augment its internal development resources and to assist it in the continued development of the ERS ShelfNet System. Since inception and through March 31, 1998, the Company has generated cumulative revenues of $15.6 million, and has incurred a cumulative net loss of approximately $100.6 million.

The Company historically has marketed the ERS ShelfNet System for sale at prices generally in excess of $100,000 per store. The purchase of an ESL system from the Company has therefore represented a significant capital expenditure for capital-constrained retailers. The Company now intends also to market its ERS ShelfNet System on a fee based arrangement whereby the Company will own the system and, with no upfront cash cost to the retailer, furnish the system to retailers (generally for a period of up to five years), who will pay monthly fees to the Company based largely on their actual usage of the system. The Company believes this program, known as "Save As You Go" (the "SayGo Plan"), will increase market acceptance of the ERS ShelfNet System. However, there can be no assurance that the pricing strategy will be accepted by customers or will be successful in helping the Company to attain profitability.

Under the SayGo Plan, the Company will recognize revenues as monthly usage and other fees are billed to customers. Also, under the SayGo Plan the Company will retain ownership of the systems, which will be reflected as long-term assets on the Company's consolidated balance sheet and which will be depreciated on a straight-line basis over the shorter of their economic lives or five years. Such assets will be subject to periodic impairment testing as prescribed by Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

Results of Operations

Revenues. During the three-month period ended March 31, 1998, the Company's total revenues were $1,051,000 compared to $520,000 in the corresponding quarter in 1997. The increase in revenues in 1998 compared to 1997 reflects installation of the Company's new generation product.

In the three month period ended March 31, 1998, revenues were concentrated among three significant customers within the supermarket industry comprising 94% of total revenues. For the three-month period ended March 31, 1997, revenues were concentrated among five significant customers comprising 91% of total revenues. For the three month periods ended March 31, 1998 and 1997 software license fees were $122,000, respectively, or 12% and 23% of product sales. Maintenance revenues for the three months ended March 31, 1998 decreased to $148,000 from $266,000 in the corresponding 1997 period, reflecting a reduced customer base of the previous generation product.

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

Cost of goods sold increased to $1,374,000 for the three months ended March 31, 1998, from $565,000 for the three months ended
March 31, 1997, reflecting increased product sales. Warranty and maintenance expenses included in cost of goods sold decreased to $182,000 in the three months ended March 31, 1998 compared to $242,000 for the same period in 1997, reflecting the reduced customer base of the previous generation products. As a result, the gross loss (cost of goods sold in excess of revenues) increased in the first quarter of 1998 to 31% of total revenues, from 9% in the comparable 1997 period.

The increase in gross loss is primarily the result of the Company's transition to a new generation of wireless products. During this transition, the Company has experienced high initial material costs and installation inefficiencies. Additionally, for the three-month period ended March 31, 1998, depreciation of manufacturing equipment and amortization of product development costs comprised a significant share of the cost of sales.

The Company anticipates that system enhancements to be implemented in 1998 will decrease future warranty and maintenance expenses per installation and, in the future, that the cost of goods sold will decrease as a percentage of revenues as a result of higher manufacturing volumes of its components and as the installation process is improved.

Selling, General and Administrative. Selling, general and administrative costs consist of costs associated with selling and administrative staff, overhead, market research and development, and customer service personnel. Selling, general and administrative costs increased to $4,058,000 for the three-month period ended March 31, 1998, compared to $2,017,000 for the same period in 1997. This increase reflects efforts to expand the Company's organization in anticipation of sales growth and direct costs associated with the proposed Telepanel arrangement, which was formally terminated in April 1998.

Research and Development. Research and development expenses were $598,000 for the three-month period ended March 31, 1998 compared to $490,000 for the same period in 1997. Such increases principally reflect expanded hardware engineering activities. Additionally, for the three-month period ended March 31, 1998 the Company capitalized $99,000 of product development software costs. In the comparable 1997 period $75,000 of such costs were capitalized. These product development costs are amortized over the shorter of the estimated useful life of the related software product or process or three years.

Interest Income. Interest income increased to $1,092,000 for the three month period ended March 31, 1998, compared to $1,046,000 for the same period in 1997. Cash and cash equivalents available for investment included the proceeds of the private sale (the "Private Placement") in January 1997 of 147,312 units (the "Units"), each consisting of 13.25% Senior Discount Notes due 2004 with a principal amount at maturity of $1,000 (the "Senior Discount Notes") and one warrant (collectively, the "1997 Warrants") to purchase 17.23 shares of common stock, $.01 par value (the "Common Stock"), of the Company at $5.23 per share.

Interest Expense. Interest expense increased to $4,045,000 for the three-month period ended March 31, 1998, compared to $2,723,000 for the same period in 1997. Interest expense in 1998 and 1997 included interest on amounts borrowed from the Connecticut Development Authority ("CDA") and the non-cash interest on the Senior Discount Notes. With the consummation of the Private Placement in January 1997, the Company commenced recording interest on an amount equal to the gross proceeds from the Private Placement plus prior recorded and unpaid interest at the annual rate of 13.25%. Additional expense is being recorded as a result of the amortization of the discount recorded on the Senior Discount Notes (for value attributed to the 1997 Warrants) and the amortization of costs of issuance.

Income Taxes. The Company has incurred net losses since inception which have generated net operating loss carryforwards of approximately $74 million for federal and state income tax purposes. These carryforwards are available to offset future taxable income and begin to expire in the year 2008. In consideration of the Company's accumulated losses through March 31, 1998 and the uncertainty of its ability to utilize any future tax benefits resulting from these losses, the impact of this potential tax benefit has been eliminated in the Company's unaudited condensed consolidated financial statements.

Liquidity and Capital Resources

As of March 31, 1998, the Company had net working capital of $84,474,000, reflecting cash and cash equivalents of $73,691,000, compared to net working capital of $88,372,000, reflecting cash and cash equivalents of $82,400,000 at December 31, 1997. The decrease in net working capital and in cash and cash equivalents resulted primarily from the funding of the Company's operations during the first quarter of 1998.

Net cash used in operations was $6,416,000 for the three months ended March 31, 1998, compared to net cash of $1,072,000 used in operating activities for the three months ended March 31, 1997, resulting primarily from the net losses of $7,993,000 and $4,270,000, respectively, for such periods. In the first three months of 1998, the net loss of $7,993,000 included $3,697,000 of non-cash interest expense not used in operations. In the first three months of 1997, the net loss of $4,270,000 included $2,468,000 of non-cash interest expense not used in operations.

Cash used in investing activities totaled $2,304,000 for the three months ended March 31, 1998, compared to $274,000 of cash used in investing activities for the three months ended March 31, 1997. Investing activities included capital expenditures of $205,000 and $199,000 for the three months ended March 31, 1998 and 1997, respectively. During the first quarter of 1998, the Company recorded a note receivable in the amount of $2,000,000 in the context of its joint distribution arrangements with Telepanel, as described below. The Company also capitalized $99,000 and $75,000 in product development costs in the respective 1998 and 1997 periods.

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

To date, the Company has not generated positive cash flow from operations, and has historically funded its operations primarily through loans from its stockholders; the sale of interests in an affiliated partnership; the initial public offering of its Common Stock consummated in May 1993; its arrangements with the CDA; the sale of Series A Preferred Stock, $1.00 par value, to the Company's principal stockholders and members of its Board of Directors and their affiliates; an offshore public offering and contemporaneous private placement of Common Stock in July 1996; and the Private Placement.

Cash from financing activities provided $11,000 in the first three months of 1998 as a result of stock option exercises compared to $95,075,000 provided by financing activities in the first three months of 1997 primarily as a result of the Private Placement.

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

The indenture under which the Senior Discount Notes were issued
(the "Indenture") places limitations on operations and sales of assets by the Company or its subsidiaries, requires maintenance of certain financial ratios in order for the Company to incur additional indebtedness (subject to specified exceptions), requires the delivery by the Company's subsidiaries of guaranties if specified debt is subsequently incurred by such subsidiaries, and limits the Company's ability to pay cash dividends or make other distributions to the holders of its capital stock or to redeem such stock. The 1997 Warrants are, since to January 24,

1998, exercisable through February 1, 2004 with respect to an aggregate of 2,538,258 shares of Common Stock, at a per share price of $5.23.

The Company remains obligated to the CDA for an aggregate of $5,000,000 principal amount of indebtedness (the "CDA Note"), repayable five years after the August 1994 closing and convertible to shares of Common Stock, at an adjusted conversion price calculated at $3.00 plus the average price of the Common Stock during the twelve months prior to conversion. At closing, the CDA acquired five-year warrants to purchase 699,724 shares (as adjusted) of Common Stock, exercisable at an adjusted price calculated at $2.58 plus the average market price of the Common Stock during the twelve months prior to exercise. Under its arrangements with the CDA, the Company will be obligated to comply with certain covenants (some of which remain in effect for up to ten years from closing), whether or not the CDA Note has been paid in full, or be subject to certain penalties including immediate repayment of the CDA Note in full. In the event of specified changes in control of the Company coupled with prepayment of its note, the Company has rights to repurchase such warrants and shares at the fair market value thereof (calculated pursuant to such arrangements), and thereby, subject to the foregoing, extinguish such covenants. In all events (and notwithstanding any such repurchase), if the Company relocates outside of Connecticut before August 2004, all advances made by the CDA are subject to acceleration, together with a penalty of $250,000.

The Company will continue to utilize the net proceeds from the Private Placement in connection with the anticipated expansion of its operations, including for manufacturing and carrying costs attendant to the SayGo Plan, and for general corporate purposes, including the funding of the Company's ongoing engineering and development efforts. The Company believes the proceeds of the Private Placement, together with its other cash and cash equivalents, will be sufficient to meet the Company's currently anticipated operating and capital expenditure requirements for the foreseeable future.

In October 1997, the Company and Telepanel executed an agreement (the "Combination Agreement") providing for the combination of the Company and Telepanel, as a result of which the Company would have become the sole beneficial owner of the outstanding Telepanel common shares. Pursuant to the Combination Agreement, in February 1998 the Company and Telepanel entered into a joint distribution agreement (the "Joint Distribution Agreement") providing for the creation of a joint venture (the "Joint Venture") to hold specified distribution rights. Under the Joint Distribution Agreement, in February 1998 the Company advanced the amount of $2,000,000 to the Joint Venture, which accrues interest, payable monthly, at the prime rate plus 2.5% per annum, is guaranteed by Telepanel and its subsidiaries and is secured by all of the assets of Telepanel and its subsidiaries (such collateral subordinated in right to specified bank indebtedness but prior in right to any other interest). All amounts advanced by the Company to the Joint Venture are repayable as described below.

In March 1998, the Company announced that the condition to closing contained in the Combination Agreement requiring confirmation that the transactions thereunder would qualify for pooling-of-interests accounting treatment failed to be satisfied, and that the Company's Board of Directors determined that it did not intend to waive the condition to combine regarding qualification for pooling-of-interests accounting treatment. On April 22, 1998, the Company and Telepanel executed a formal agreement to terminate the Combination Agreement, and executed reciprocal releases thereunder. In addition, the parties agreed: (i) to terminate the Joint Distribution Agreement, (ii) that the Company would withdraw its demand for acceleration of repayment of the outstanding working capital advances to the Joint Venture (as a result of the failure of the Joint Venture to pay interest when due), and (iii) that such balances would be due October 5, 1998, subject to earlier repayment from equity or debt offerings of Telepanel.

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

            (b)   Current Reports on Form 8-K

                  During the  quarter ended March 31, 1998,
                  the Company did not file a Current Report
                  on  Form 8-K.  The  Company  has filed  a
                  Current Report on Form 8-K dated April 22,
                  1998   reporting the  termination  of  its
                  combination agreement with Telepanel. No financial statements were included with such report.

                                  Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        ELECTRONIC RETAILING SYSTEMS
                         INTERNATIONAL, INC.


May 14, 1998            s/Bruce F. Failing, Jr.
---------------         -----------------------------------
Date                    Bruce F. Failing, Jr.
                        Vice Chairman and Chief Executive Officer




May 14, 1998            s/Patricia Carroll
---------------         ------------------------------------
Date                    Patricia Carroll
                        Vice President, Finance
                        (principal financial and accounting officer)

              Electronic Retailing Systems International, Inc.

                Form 10-Q for the Three Ended March 31, 1998

                              Index to Exhibits

Exhibit Number                Document Description
--------------                --------------------

10.1                    Amendment No. 2 dated April 25, 1998 to
                        Restated Stockholders Agreement dated
                        March 12, 1993

10.2 Termination Agreement dated April 22, 1998 among the Company, Telepanel Systems Inc. and Telepanel/ERS Joint Venture, Inc. (Incorporated by reference to Exhibit 5(a) to Current Report on Form 8-K dated April 22, 1998)

11                      Computation of Basic Loss Per Common Share

27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and is not filed.