Form 10-Q
period 1998-06-30
ELECTRONIC RETAILING SYSTEMS INTERNATIONAL INC
filed 1998-08-13
CIK 898747

================================================================

                                  FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

        X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      -----           OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1998

                                     OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      -----       OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from        to
                                           -------    -------

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
                                    YES    X            NO
                                         ------            ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                  Outstanding at August 11, 1998
      --------------------          -------------------------------
  Common Stock, $.01 par value              21,243,647 shares

================================================================

              Electronic Retailing Systems International, Inc.

                                  Form 10-Q

                                  Contents
                                                            Page Number
PART I. Financial Information

Item 1.     Financial Statements

            Condensed Consolidated Balance
             Sheet-June 30, 1998 and
             December 31, 1997                                    3

            Condensed Consolidated Statement
             of Operations - Three and Six
             Months Ended June 30, 1998 and 1997                  4

            Condensed Consolidated Statement of
             Cash Flows-Six Months Ended June 30,
             1998 and 1997                                        5

            Notes to Condensed Consolidated
             Financial Statements                                 6

Item 2.     Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                           9

PART II. Other Information

Item 4.     Submission of Matters to a Vote of
             Security Holders                                     14

Item 6.     Exhibits and Reports on Form 8-K                      15

SIGNATURES                                                        16

INDEX TO EXHIBITS                                                 17

/TABLE

                  Electronic Retailing Systems International, Inc.
                        Condensed Consolidated Balance Sheet
                  (in thousands except per share and share amounts)

                                                   June 30,         December 31,
                                                     1998                1997
                                                ------------      --------------
                                                (unaudited)
Assets
Current Assets
  Cash and cash equivalents                     $  69,653         $  82,400
  Accounts receivable                                 245               203
  Inventories                                      10,468             7,273
  Note receivable                                   2,000                 -
  Prepayments and other current assets                647               978
                                                ---------         ---------
            Total current assets                   83,013            90,854
                                                ---------         ---------
Equipment                                           4,487             5,055
  Accumulated depreciation                         (1,174)           (1,753)
                                                ---------         ---------
  Net equipment                                     3,313             3,302
                                                ---------         ---------
Other non-current assets                            5,757             6,052
                                                ---------         ---------
  Total assets                                  $  92,083         $ 100,208
                                                =========         =========
Liabilities and stockholders' deficit
Current liabilities
  Accounts payable and accrued expenses         $   1,576         $   2,482
                                                ---------         ---------
      Total current liabilities                     1,576             2,482
                                                ---------         ---------
Long-term debt
  CDA Note, 7.4%                                    4,995             4,993
  Senior Discount Notes, 13.25%                   115,826           108,109
                                                ---------         ---------
      Total long-term debt                        120,821           113,102
                                                ---------         ---------
  Common stock purchase warrants                    5,100             5,100
                                                ---------         ---------
  Commitments                                           -                 -
                                                ---------         ---------
Stockholders' deficit
 Common stock (par value $0.01 per share;
  35,000,000 and 25,000,000 shares authorized,
  21,233,647 and 21,187,035 shares issued
  and outstanding in 1998 and 1997)                   212              211
 Additional paid-in capital                        51,360           51,328
 Accumulated deficit                              (86,986)         (72,015)
                                                ---------         --------
      Total stockholders' deficit                 (35,414)         (20,476)
                                                ---------         --------
Total liabilities and stockholders' deficit     $  92,083         $100,208
                                                =========         ========


See accompanying notes to condensed consolidated financial statements

/TABLE

                  Electronic Retailing Systems International, Inc.
                   Condensed Consolidated Statement of Operations
                      (in thousands, except per share amounts)
                                     (unaudited)

                                    Three Months Ended      Six Months Ended
                                        June 30,                June 30,
                                    ------------------      ----------------
                                    1998          1997      1998        1997
                                    ----          ----      ----        ----
Revenues
  Product sales                     $   633     $    51     $  1,536    $    305
  Maintenance                           205         237          353         503
                                    -------     -------     --------    --------
      Total revenues                    838         288        1,889         808
                                    -------     -------     --------    --------
Costs of goods sold
  Product sales                         884         250        2,076         573
  Maintenance                           190         184          372         426
                                    -------     -------     --------    --------
    Total cost of goods sold          1,074         434        2,448         999
                                    -------     -------     --------    --------
  Gross profit (loss)                  (236)       (146)        (559)       (191)
                                    -------     -------     --------    --------
Operating expenses
  Selling, general and
   administrative                     2,215       3,290        6,273       5,308
  Research and development            1,295         951        1,893       1,440
  Depreciation and amortization         112          75          173         116
                                    -------     -------     --------    --------
      Total operating expenses        3,622       4,316        8,339       6,864
                                    -------     -------     --------    --------
  Loss from operations               (3,858)     (4,462)      (8,898)     (7,055)
                                    -------     -------     --------    --------
Other income (expenses)
  Interest income                     1,011       1,392        2,103       2,438
  Interest expense                   (4,131)     (3,630)      (8,176)     (6,353)
                                    -------     -------     --------    --------
      Total other expenses           (3,120)     (2,238)      (6,073)     (3,915)
                                    -------     -------     --------    --------
  Net loss                          $(6,978)    $(6,700)    $(14,971)   $(10,970)
                                    =======     =======     ========    ========
Earnings (loss) per common share
  Weighted average common shares
    outstanding                      21,231      21,087       21,219      21,071
                                    =======     =======     ========    ========
  Basic loss per common share       $ (0.33)    $ (0.32)    $  (0.71)   $  (0.52)
                                    =======     =======     ========    ========



See accompanying notes to condensed consolidated financial statements


                  Electronic Retailing Systems International, Inc.
                   Condensed Consolidated Statement of Cash Flows
                                   (in thousands)
                                     (unaudited)

                                                      Six Months Ended
                                                          June 30,
                                                      1998        1997
                                                      ----        ----
Cash Flows Used in Operating Activities:
  Net loss                                            $(14,971)   $(10,970)
  Other adjustments to reconcile net loss
    to cash used in operating activities                 4,990       7,332
                                                      --------    --------
    Cash used in operating activities                   (9,981)     (3,638)
                                                      --------    --------
Cash Flows Used in Investing Activities:
  Capital expenditures                                    (581)       (745)
  Disposal of fixed assets                                  30           -
  Issuance of note receivable                           (2,000)          -
  Capitalized product development costs                   (248)       (155)
                                                      --------    --------
    Cash used in investing activities                   (2,799)       (900)
                                                      --------    --------
Cash Flows from Financing Activities:
  Net proceeds from issuance of long-term debt               -      89,553
  Proceeds from issuance of common stock
   purchase warrants                                         -       5,100
  Net proceeds from issuance of common stock                33          75
                                                      --------    --------
    Cash provided by financing activities                   33      94,728
                                                      --------    --------
    Net (decrease) increase in cash
      and cash equivalents                             (12,747)     90,190
                                                      --------    --------
Cash and cash equivalents at beginning of period        82,400       8,198
                                                      --------    --------
Cash and cash equivalents at end of period            $ 69,653    $ 98,388
                                                      ========    ========



See accompanying notes to condensed consolidated financial statements


              Electronic Retailing Systems International, Inc.
            Notes to Condensed Consolidated Financial Statements
                                June 30, 1998
                                 (unaudited)

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

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year ending December 31, 1998. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K for the year then ended.

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

              Electronic Retailing Systems International, Inc.
            Notes to Condensed Consolidated Financial Statements
                                June 30, 1998
                                 (unaudited)

      Cash and cash equivalents at June 30, 1998 include deposits of approximately $42,000, held as interest bearing collateral for irrevocable letters of credit of the same amounts relating to future inventory purchases. One such letter of credit expires in January, 1999.

      Certain prior year amounts have been reclassified to conform with current year presentation.

Note 3- Inventories:

      Inventories are stated at the lower of cost (determined on a first in, first out basis) or market value. Inventories at June 30, 1998 consist of $2,898,000 of materials and supplies and $7,570,000 of finished goods. Inventories at December 31, 1997 consisted of $3,286,000 of materials and supplies and $3,987,000 of finished goods. Inventories in excess of expected requirements are expensed currently.

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

              Electronic Retailing Systems International, Inc.
            Notes to Condensed Consolidated Financial Statements
                                June 30, 1998
                                 (unaudited)

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

Note 5 - Termination Agreement With Telepanel

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

      On March 17, 1998, the Company announced that the condition to closing contained in the combination agreement requiring confirmation that the transaction would qualify for pooling-of-interests accounting treatment failed to be satisfied, and that the Company's Board of Directors determined that it did not intend to waive the condition to combine regarding qualification for pooling-of-interests accounting treatment.

              Electronic Retailing Systems International, Inc.
            Notes to Condensed Consolidated Financial Statements
                                June 30, 1998
                                 (unaudited)

      On April 22, 1998, the Company and Telepanel executed a formal agreement to terminate their agreement of October 1997 contemplating a combination of the two companies, and executed reciprocal releases thereunder. In addition, the parties agreed: (i) to terminate their joint distribution agreement; (ii) that the Company would withdraw its demand for acceleration of repayment of the outstanding working capital advances to the Joint Venture (as a result of the failure of the Joint Venture to pay interest when due); and
      (iii) that such balances would be due on October 5, 1998, subject to earlier repayment from equity or debt offerings of Telepanel.

              ELECTRONIC RETAILING SYSTEMS INTERNATIONAL, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


Overview

The market for electronic shelf labeling (ESL) systems is in the development stage, and the Company estimates that, as of June 30, 1998, fewer than 200 stores in the United States were operating such systems, out of a potential market in excess of 100,000 supermarkets and other stores. Large supermarket chains have tested the productivity benefits as well as the technical functionality of ESL systems in pilot stores, as a result of which the Company believes they are in a position to consider rolling out the systems. The Company's objective is to be the worldwide leader in the emerging ESL system market as product adoption and penetration increases.

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

Since its inception in April 1990, the Company has been engaged primarily in the development, design, market testing and, more recently, sale of the ERS ShelfNet System. The Company subcontracts to third parties the manufacture and assembly of the components comprising the ERS ShelfNet System. In addition, the Company engages unaffiliated parties to augment its internal development resources and to assist it in the continued development of the ERS ShelfNet System. Since inception and through June 30, 1998, the Company has generated cumulative revenues of $16.4 million, and has incurred a cumulative net loss of approximately $107.6 million.

The Company historically has marketed the ERS ShelfNet System for sale at prices generally in excess of $100,000 per store. The purchase of an ESL system from the Company has therefore represented a significant capital expenditure for capital-constrained retailers. The Company now intends also to market its ERS ShelfNet System on a fee based arrangement whereby the Company will own the system and, with no upfront cash cost to the retailer, furnish the system to retailers (generally for a period of up to five years), who will pay monthly fees to the Company based largely on their actual usage of the system. The Company believes this program, known as "Save As You Go" (the "SayGo Plan"), will increase market acceptance of the ERS ShelfNet

System. However, there can be no assurance that the pricing strategy will be accepted by customers or will be successful in helping the Company to attain profitability.

Under the SayGo Plan, the Company will recognize revenues as monthly usage and other fees are billed to customers. Also, under the SayGo Plan the Company will retain ownership of the systems, which will be reflected as non-current assets on the Company's consolidated balance sheet and which will be depreciated on a straight-line basis over the shorter of their economic lives or
five years.   Such assets will be subject to periodic impairment
testing as prescribed by Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

Results of Operations

Revenues. During the three month period ended June 30, 1998, the Company's total revenues were $838,000 compared to $288,000 in the corresponding quarter of 1997. Revenues for the six months ended June 30, 1998 were $1,889,000 compared to $808,000 in the corresponding period of 1997. The increase in revenues in 1998 compared to 1997 reflects installation of the Company's new generation product. The Company completed its first SayGo installation in the quarter ended June 30, 1998.

In the three and six month periods ended June 30, 1998, revenues were concentrated between two significant customers within the supermarket industry comprising 91% and 86%, of total revenues, respectively. For the three and six month periods ended June 30, 1997, revenues were concentrated among four and five significant customers comprising 81% and 85%, of total revenues, respectively. For the six month periods ended June 30, 1998 and 1997 software license fees were $122,000 and $122,000, respectively, or 6% and 15%, respectively, of total revenues. There were no software license fees recorded in the second quarters of 1998 or 1997.

Maintenance revenues for the three months ended June 30, 1998 decreased to $205,000 from $237,000 in the corresponding 1997 period, reflecting a reduced customer base of the previous generation product. For the first half of 1998 maintenance revenues decreased to $353,000 from $503,000 in the first half of 1997.

The Company anticipates that past patterns in revenues may not be indicative of future results of operations as the Company introduces its SayGo Plan, under which the Company will recognize revenues as monthly usage and other fees are billed to customers.

Cost of goods sold. Cost of goods sold consists of the cost of hardware components of the ERS ShelfNet System, system installation costs, depreciation of tools and dies owned by the Company and utilized in the manufacturing of hardware components, amortization of capitalized product development costs, warranty and maintenance costs, freight and inventory obsolescence charges.

In connection with introduction of the SayGo Plan, the Company will depreciate the cost of hardware components of its system over the shorter of their estimated useful lives or five years.

Cost of goods sold increased to $1,074,000 for the three months ended June 30, 1998, from $434,000 for the three months ended June 30, 1997, reflecting increased product sales. Warranty and maintenance expenses included in cost of goods sold increased to $190,000 in the three months ended June 30, 1998 compared to $184,000 for the same period in 1997. The gross loss (cost of goods sold in excess of revenues) decreased in the second quarter of 1998 to 28% of total revenues, from 51% in the comparable 1997 period.

The decrease in the gross loss as a percentage of revenues is due primarily to the increased revenue volumes. The Company's indirect costs contain fixed components for depreciation of manufacturing equipment and amortization of capitalized product development costs. As the Company's revenues have increased, the fixed cost component of the indirect costs have decreased as a percentage of revenues. In addition, the Company has improved the efficiency of the installation process, reducing the installation time per store by approximately 50 percent compared to the installation time per store required for the prior generation system.

The Company anticipates that system enhancements to be implemented in 1998 will decrease future warranty and maintenance expenses per installation and, in the future, that the cost of goods sold will decrease as a percentage of revenues even further as a result of higher manufacturing volumes of its components and as the installation process is improved.

Selling, General and Administrative. Selling, general and administrative costs consist of costs associated with selling and administrative staff, overhead, market research and development, and customer service personnel. Selling, general and administrative costs decreased to $2,215,000 for the three month period ended June 30, 1998, compared to $3,290,000 for the same period in 1997. This decrease reflects an effort on the part of the Company to reduce its overhead costs, notwithstanding inclusion in the 1998 period of costs related to the proposed combination with Telepanel Systems, Inc. ("Telepanel"). In addition, the Company shifted some of its resources to research and development in order to better meet customer integration requirements. For the first six months of 1998 selling, general and administrative costs increased to $6,273,000 from $5,308,000 in the comparable 1997 period. The 1998 costs include approximately $400,000 of expenses related to the proposed Telepanel combination, which was terminated in April 1998.

Research and Development. Research and development expenses were $1,295,000 for the three month period ended June 30, 1998 compared to $951,000 for the same period in 1997. For the six months ended June 30, 1998 research and development expenses were $1,893,000 compared to $1,440,000 for the corresponding period of the prior year. Such increases reflect expanded hardware engineering activities and software development of the ERS ShelfNet System. Additionally, for the three and six month periods ended June 30, 1998 the Company capitalized $99,000 and $248,000, respectively, of product development software costs. In the comparable 1997 periods $80,000 and $155,000, respectively, of such costs were capitalized. These product development costs are amortized over the shorter of the estimated useful life of the related software product or process or three years.

Interest Income. Interest income decreased to $1,011,000 for the three month period ended June 30, 1998, compared to $1,392,000 for the same period in 1997, due to the decreased cash and cash equivalents available for investment during the period. For the six months ended June 30, 1998 interest income decreased to $2,103,000 from $2,438,000 in the corresponding period of the prior year. Cash and cash equivalents available for investment included the proceeds of the private sale (the "Private Placement") in January 1997 of 147,312 units (the "Units"), each consisting of 13.25% Senior Discount Notes due 2004 with a principal amount at maturity of $1,000 (the "Senior Discount Notes") and one warrant (collectively, the "Warrants") to purchase
17.23 shares of common stock, $.01 par value (the "Common Stock"), of the Company, at $5.23 per share.

Interest Expense. Interest expense increased to $4,131,000 for the three month period ended June 30, 1998, compared to $3,630,000 for the same period in 1997. For the first half of 1998 interest expense increased to $8,176,000 from $6,353,000 in the first half of 1997. Interest expense in 1998 and 1997 included interest on amounts borrowed from the Connecticut Development Authority ("CDA") and the non-cash interest on the 13.25% Senior Discount Notes. With the consummation of the Private Placement in January 1997, the Company commenced recording interest on an amount equal to the gross proceeds from the Private Placement plus prior recorded and unpaid interest at the annual rate of 13.25%. Additional expense is being recorded as a result of the amortization of the discount recorded on the Senior Discount Notes (for value attributed to the Warrants) and the amortization of costs of issuance.

Income Taxes. The Company has incurred net losses since inception which have generated net operating loss carryforwards of approximately $78 million for federal and state income tax purposes. These carryforwards are available to offset future taxable income and begin to expire in the year 2008. In consideration of the Company's accumulated losses through June 30, 1998 and the uncertainty of its ability to utilize any future tax benefits resulting from these losses, the impact of this potential tax benefit has been eliminated in the Company's unaudited condensed consolidated financial statements.

Liquidity and Capital Resources

As of June 30, 1998, the Company had net working capital of $81,437,000, reflecting cash and cash equivalents of $69,653,000, compared to net working capital of $88,372,000, reflecting cash and cash equivalents of $82,400,000 at December 31, 1997. The decrease in net working capital and in cash and cash equivalents resulted primarily from the funding of the Company's operations during the first half of 1998.

Net cash used in operations was $9,981,000 for the six months ended June 30, 1998, compared to net cash of $3,638,000 used for operating activities for the six months ended June 30, 1997. In the first six months of 1998, the net loss of $14,971,000 included $7,473,000 of non-cash interest expense not used in operations. In the first six months of 1997, the net loss of $10,970,000 included $6,156,000 of non-cash interest expense not used in operations.

Cash used in investing activities totaled $2,799,000 for the six months ended June 30, 1998, compared to $900,000 of cash used in investing activities for the six months ended June 30, 1997. Investing activities included capital expenditures of $581,000 and $745,000 for the six months ended June 30, 1998 and 1997, respectively. During the first half of 1998, the Company issued a note receivable in the amount of $2,000,000 in connection with its joint distribution arrangements with Telepanel, as described below. The Company also capitalized $248,000 and $155,000 in product development costs for the six months ended June 30 in the respective 1998 and 1997 periods.

In addition to selling the ERS ShelfNet System to customers at a price generally in excess of $100,000 per store, under the SayGo Plan the Company will offer the system on a fee based arrangement whereby the Company retains ownership of the system. As a result, the Company will have substantial cash requirements for manufacturing and carrying costs attendant to the introduction of the SayGo Plan, which will not initially be covered by revenues, calculated on the basis of usage fees paid by customers. Accordingly, the Company will require substantial funds in order to support the introduction of the SayGo Plan. The Company completed its first SayGo installation during the quarter ended June 30, 1998.

To date, the Company has not generated positive cash flow from operations, and has historically funded its operations primarily through loans from its stockholders; the sale of interests in an affiliated partnership; the initial public offering of its Common Stock consummated in May 1993; its arrangements with the CDA; the sale of Series A Preferred Stock, $1.00 par value, to the

Company's principal stockholders and members of its Board of Directors and their affiliates; an offshore public offering and contemporaneous private placement of Common Stock in July 1996 and the Private Placement.

Cash from financing activities provided $33,000 in the first six months of 1998 as a result of stock option exercises compared to $94,728,000 provided by financing activities in the first six months of 1997 primarily as a result of the Private Placement.

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

The indenture under which the Senior Discount Notes were issued (the "Indenture") places limitations on operations and sales of assets by the Company or its subsidiaries, requires maintenance of certain financial ratios in order for the Company to incur additional indebtedness (subject to specified exceptions), requires the delivery by the Company's subsidiaries of guaranties if specified debt is subsequently incurred by such subsidiaries, and limits the Company's ability to pay cash dividends or make other distributions to the holders of its capital stock or to redeem such stock. The Warrants are exercisable through February 1, 2004 with respect to an aggregate of 2,538,258 shares of Common Stock, at a per share price of $5.23.

The Company remains obligated to the CDA for an aggregate of $5,000,000 principal amount of indebtedness to the CDA (the "CDA Note"), repayable five years after the August 1994 closing and convertible to shares of Common Stock, at an adjusted conversion price calculated at $3.00 plus the average price of the Common
Stock during the twelve months prior to conversion. At closing, the CDA acquired five-year warrants to purchase 699,724 shares (as adjusted) of Common Stock, exercisable at an adjusted price calculated at $2.58 plus the average market price of the Common
Stock during the twelve months prior to exercise. Under its arrangements with the CDA, the Company will be obligated to comply with certain covenants (some of which remain in effect for up to ten years from closing), whether or not the CDA Note has been paid in full, or be subject to certain penalties including immediate repayment of the CDA Note in full. In the event of specified changes in control of the Company coupled with prepayment of its note, the Company has rights to repurchase such warrants and shares at the fair market value thereof (calculated pursuant to such arrangements), and thereby, subject to the foregoing, extinguish such covenants. In all events (and notwithstanding any such repurchase), if the Company relocates outside of Connecticut before August 2004, all advances made by the CDA are subject to acceleration, together with a penalty of $250,000.

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

In March 1998, the Company announced that the condition to closing contained in the Combination Agreement requiring confirmation that the transactions thereunder would qualify for pooling-of-interests accounting treatment failed to be satisfied, and that the Company's Board of Directors determined that it did not intend to waive the condition to combine regarding qualification for pooling-of-interests accounting treatment. On April 22, 1998, the Company and Telepanel executed a formal agreement to terminate the Combination Agreement, and executed reciprocal releases thereunder. In addition, the parties agreed: (i) to terminate the Joint Distribution Agreement, (ii) that the Company would withdraw its demand for acceleration of repayment of the outstanding working capital advances to the Joint Venture (as a result of the failure of the Joint Venture to pay interest when due), and (iii) that such balances would be due October 5, 1998, subject to earlier repayment from equity or debt offerings of Telepanel.

The Company continues actively to explore, evaluate and have discussions with respect to collaborative development projects and related arrangements, and the Company may consider additional transactions, consistent with the provisions of the Indenture, that will further enhance its liquidity. The Company has not reached any determination with respect to the size or nature of any such transaction, or whether any such transaction will be undertaken, and there can be no assurance that any such transaction will be effected.

              Electronic Retailing Systems International, Inc.

                                  Form 10-Q

                          Part II-Other Information


Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            (a) On June 1, 1998, the Company convened its Annual Meeting of Stockholders (the "Annual Meeting").

            (b) Not applicable because (i) proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934 together with the Company's Proxy Statement dated May 5, 1998; (ii) there was no solicitation in opposition to management's nominees as listed in such Proxy Statement; and (iii) all of such nominees were elected.

            (c) At the Annual Meeting, the Company's stockholders voted in favor of the election of management's nominees for election as directors of the Company. The holders of 14,907,468 shares voted in favor of, and the holders of 62,702 shares withheld their vote for, the election of Paul A. Biddelman; the holders of 14,910,368 shares voted in favor of, and the holders of 61,802 shares withheld their vote for, the election of David Diamond; the holders of 14,910,368 shares voted in favor of, and the holders of 61,802 shares withheld their vote for, the election of Bruce F. Failing, Jr.; the holders of 14,910,368 shares voted in favor of, and the holders of 61,802 shares withheld their vote for, the election of Norton Garfinkle; and the holders of 14,910,368 shares voted in favor of, and the holders of 61,802 shares withheld their vote for, the election of Donald E. Zilkha.

                  At the Annual Meeting, the stockholders voted in favor of a proposal to approve an amendment to the Company's 1993 Employee Stock Option Plan in order to increase the number of shares issuable pursuant to the exercise of options under such plan from 1,775,000 to 3,500,000 shares of Common Stock of the Company. The holders of 13,147,705 shares voted in favor of, the holders of 484,297 shares voted against, and the holders of 11,600 shares abstained with respect to approval of such proposal.

                  At the Annual Meeting, the Company's stockholders voted in favor of a proposal to approve an amendment to the Company's 1993 Director Stock Option Plan in order to increase the number of shares issuable pursuant to the exercise of options under such plan from 150,000 to 750,000 shares of Common Stock of the Company. The holders of 13,492,516 shares voted in favor of, the holders of 139,586 shares voted against, and the holders of 11,600 shares abstained with respect to approval of such proposal.

            (d)         Not applicable.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

                  The exhibits filed or incorporated by reference as part of this Quarterly Report on Form 10-Q are listed on the attached Index to Exhibits.

            (b)   Current Reports on Form 8-K

                  During the quarter ended June 30, 1998, the Company filed a Current Report on Form 8-K dated April 22, 1998 addressing, under "Item 5. Other Events" thereunder, the execution of a termination agreement with Telepanel. No financial statements were included with such report.

                                 Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              ELECTRONIC RETAILING SYSTEMS
                                 INTERNATIONAL, INC.


August 13, 1998               s/Bruce F. Failing, Jr.
---------------               -----------------------------
Date                          Bruce F. Failing, Jr.
                              Vice Chairman and Chief
                               Executive Officer



August 13, 1998               s/Patricia A. Carroll
---------------               -----------------------------
Date                          Patricia A. Carroll
                              Vice President, Finance
                              (principal financial and accounting
                               officer)

              Electronic Retailing Systems International, Inc.

         Form 10-Q for the Three and Six Months Ended June 30, 1998


                              Index to Exhibits

Exhibit Number                Document Description
--------------                --------------------

11                            Computation of Basic Loss Per Common
                              Share

27                            Financial Data Schedule, which is
                              submitted electronically to the
                              Securities and Exchange Commission for
                              information only and is not filed.