Form 10-Q
period 1998-09-30
ELECTRONIC RETAILING SYSTEMS INTERNATIONAL INC
filed 1998-11-16
CIK 898747

================================================================

                                        FORM 10-Q
                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549

        X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      -----          OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1998

                            OR

      -----      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from            to
                                         ------------  ------------

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

                 YES    X                 NO
                     ------                  -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                       Outstanding at November 13, 1998
---------------------------             ----------------------------------
Common Stock, $.01 par value                 21,248,447 shares

=================================================================

                    Electronic Retailing Systems International, Inc.

                                        Form 10-Q

                                        Contents

                                                                    Page Number
PART I.    Financial Information

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheet-
             September 30, 1998 and December 31, 1997                    3

           Condensed Consolidated Statement of
             Operations - Three and Nine Months
             Ended September 30, 1998 and 1997                           4

           Condensed Consolidated Statement of
             Cash Flows-Nine Months Ended September
             30, 1998 and 1997                                           5

           Notes to Condensed Consolidated Financial
             Statements                                                  6

Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                                  9

PART II.         Other Information

Item 5.    Other Information                                             14

Item 6.    Exhibits and Reports on Form 8-K                              14

SIGNATURES                                                               15

INDEX TO EXHIBITS                                                        16

                    Electronic Retailing Systems International, Inc.
                          Condensed Consolidated Balance Sheet
                    (in thousands except per share and share amounts)
                                                   September 30,         December 31,
                                                       1998                  1997
                                                   -------------         ------------
                                                   (Unaudited)
Assets
Current Assets
  Cash and cash equivalents                        $  65,715             $  82,400
  Accounts receivable                                    884                   203
  Inventories                                         10,144                 7,273
  Note receivable                                      2,000                     -
  Prepayments and other current assets                 1,026                   978
                                                   ---------             ---------
      Total current assets                            79,769                90,854
                                                   ---------             ---------
Equipment                                              4,800                 5,055
  Accumulated depreciation                            (1,461)               (1,753)
                                                   ---------             ---------
  Net equipment                                        3,339                 3,302
                                                   ---------             ---------
Other non-current assets                               5,587                 6,052
                                                   ---------             ---------
Total assets                                       $  88,695             $ 100,208
                                                   =========             =========
Liabilities and stockholders' deficit
Current liabilities
  Accounts payable and accrued expenses            $   1,479             $   2,482
  CDA Note, 7.4%                                       4,996                     -
                                                   ---------             ---------
      Total current liabilities                        6,475                 2,482
                                                   ---------             ---------
Long-term debt
  Senior Discount Notes, 13.25%                      119,898               108,109
  CDA Note, 7.4%                                           -                 4,993
                                                   ---------             ---------
      Total long-term debt                           119,898               113,102
                                                   ---------             ---------
Common stock purchase warrants                         5,100                 5,100
                                                   ---------             ---------
Commitments                                                -                     -
                                                   ---------             ---------
Stockholders' deficit
 Preferred Stock (par value $1.00 per
  share, 2,000,000 shares authorized,
  none issued and outstanding)
 Common stock (par value $0.01 per
  share; 35,000,000 shares authorized,
  21,245,947 and 21,187,035 shares
  issued and outstanding in 1998 and
  1997)                                                  212                   211
 Additional paid-in capital                           51,366                51,328
 Accumulated deficit                                 (94,356)              (72,015)
                                                   ---------             ---------
      Total stockholders' deficit                    (42,778)              (20,476)
                                                   ---------             ---------
Total liabilities and stockholders' deficit        $  88,695             $ 100,208
                                                   =========             =========
See accompanying notes to condensed consolidated financial statements

                    Electronic Retailing Systems International, Inc.
                     Condensed Consolidated Statement of Operations
                        (in thousands, except per share amounts)
                                       (Unaudited)
                                        Three Months Ended          Nine Months Ended
                                          September  30,              September 30,
                                        -------------------         --------------------
                                        1998       1997             1998        1997
                                        ----       ----             ----        ----
Revenues
  Product sales                         $    573   $    599         $  2,109    $    904
  Maintenance                                222        150              575         653
                                        --------   --------         --------    --------
      Total revenues                         795        749            2,684       1,557
                                        --------   --------         --------    --------
Costs of goods sold
  Product sales                              851      1,318            2,927       1,891
  Maintenance                                139        189              511         615
                                        --------   --------          -------    --------
      Total cost of goods sold               990      1,507            3,438       2,506
                                        --------   --------          -------    --------
      Gross profit (loss)                  (195)     (758)              (754)     (949)
                                        --------   --------          -------    --------
Operating expenses
  Selling, general and
   administrative                          2,855      2,900            9,128       8,208
  Research and development                   966        931            2,859       2,371
  Depreciation and amortization               85         75              258         191
                                        --------   --------          -------    --------
      Total operating expenses             3,906      3,906           12,245      10,770
                                        --------   --------          -------    --------
  Loss from operations                  (4,101)   (4,664)            (12,999)  (11,719)
                                        --------   --------          -------    --------
Other income (expenses)
  Interest income                          1,041      1,333            3,144       3,771
  Interest expense                       (4,310)   (3,796)       (12,486)  (10,149)
                                        --------   --------         --------    --------
      Total other expenses               (3,269)   (2,463)        (9,342)   (6,378)
                                        --------   --------          -------    --------
  Net loss                             $ (7,370)  $(7,127)      $(22,341) $(18,097)
                                        ========   ========          =======    ========
Earnings (loss) per common share
 Weighted average common shares
   outstanding                           21,244    21,102         21,227    21,081
                                        ========   ========          =======    ========
 Basic loss per common share            $ (0.35)  $ (0.34)      $  (1.05)  $ (0.86)
                                        ========   ========         ========    ========





See accompanying notes to condensed consolidated financial statements


                      Electronic Retailing Systems International, Inc.
                       Condensed Consolidated Statement of Cash Flows
                                       (in thousands)
                                         (Unaudited)
                                                              Nine Months Ended
                                                                 September 30,
                                                              1998             1997
                                                              ----             ----
Cash Flows Used in Operating Activities:
   Net loss                                                   ($22,341)        ($18,097)
   Other adjustments to reconcile net loss to cash
     used in operating activities                                8,869            8,791
                                                              --------         --------
     Cash used in operating activities                         (13,472)          (9,306)
                                                              --------         --------

Cash Flows Used in Investing Activities:
  Capital expenditures                                            (911)          (1,781)
  Disposal of fixed assets                                          32                -
  Issuance of note receivable                                   (2,000)               -
  Capitalized product development costs                           (373)            (272)
                                                              --------         --------

     Cash used in investing activities                          (3,252)          (2,053)
                                                              --------         --------

Cash Flows from Financing Activities:
  Net proceeds from issuance of long-term debt                       -           89,493
  Net proceeds from issuance of common stock
    purchase warrants                                                -            5,100
  Net proceeds from issuance of common stock                        39              105
                                                              --------         --------

    Cash provided by financing activities                           39           94,698
                                                              --------         --------
    Net (decrease) increase in cash and cash
      equivalents                                              (16,685)          83,339
                                                              --------         --------

Cash and cash equivalents at beginning of period                82,400            8,198
                                                              --------         --------
Cash and cash equivalents at end of period                     $65,715         $ 91,537
                                                              ========         ========



See accompanying notes to condensed consolidated financial statements

/TABLE

                      Electronic Retailing Systems International, Inc.
                  Notes to Condensed Consolidated Financial Statements
                                   September 30, 1998
                                       (Unaudited)

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

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year ending December 31, 1998. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K for the year then ended.

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

                    Electronic Retailing Systems International, Inc.
                  Notes to Condensed Consolidated Financial Statements
                                   September 30, 1998
                                       (Unaudited)


      Cash and cash equivalents at September 30, 1998 include deposits of approximately $31,000, held as interest bearing collateral for irrevocable letters of credit of the same amounts relating to future inventory purchases.

      Certain prior year amounts have been reclassified to conform with current year presentation.

Note 3 - Inventories:

      Inventories are stated at the lower of cost (determined on a first in, first out basis) or market value. Inventories at September 30, 1998 consist of $2,865,000 of materials and supplies and $7,279,000 of finished goods. Inventories at December 31, 1997 consisted of $3,286,000 of materials and supplies and $3,987,000 of finished goods. Inventories in excess of expected requirements are expensed currently.

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

                    Electronic Retailing Systems International, Inc.
                  Notes to Condensed Consolidated Financial Statements
                                   September 30, 1998
                                       (Unaudited)

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

Note 5 - Termination Agreement With Telepanel

      In October 1997, the Company and Telepanel Systems Inc. ("Telepanel") executed an agreement providing for the combination of the Company and Telepanel. As a result of the transaction, the Company would have become the sole beneficial owner of the outstanding Telepanel common shares. In February 1998 as an interim arrangement pursuant to the combination agreement, the Company and Telepanel entered into a joint distribution agreement providing for the creation of a joint venture (the "Joint Venture") that would hold specified distribution rights. Pursuant to such arrangements in February 1998 the Company advanced the amount of $2,000,000 to the Joint Venture, which accrued interest payable monthly, at the prime rate plus 2.5% per annum, was guaranteed by Telepanel and it's subsidiaries, and was secured by all of the assets of Telepanel and it's subsidiaries (such collateral subordinated in right to specified bank indebtedness but prior in right to any other interest).

      On March 17, 1998, the Company announced that the condition to closing contained in the combination agreement requiring confirmation that the transaction would qualify for pooling-of-interests accounting treatment failed to be satisfied, and the Company's Board of Directors determined that it did not intend to waive the condition to combine regarding the qualification for pooling-of-interests accounting treatment.

                    Electronic Retailing Systems International, Inc.
                  Notes to Condensed Consolidated Financial Statements
                                   September 30, 1998
                                       (Unaudited)


      On April 22, 1998, the Company and Telepanel Systems Inc. executed a formal agreement to terminate their agreement of October 1997 contemplating a combination of the two companies, and executed reciprocal releases thereunder. In addition, the parties agreed: (i) to terminate their previously announced joint distribution agreement; (ii) that the Company would withdraw its demand for acceleration of repayment of the outstanding working capital advances to the Joint Venture (as a result of the failure of the Joint Venture to pay interest when due); and (iii) that such balances, would be due on October 2, 1998, subject to earlier repayment from equity or debt offerings of Telepanel.

Note 6 - Subsequent Event

      The outstanding advances to Telepanel were repaid in full on October 2, 1998.

                    ELECTRONIC RETAILING SYSTEMS INTERNATIONAL, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                AND RESULTS OF OPERATIONS

Overview

The market for electronic shelf labeling (ESL) systems is in the development stage, and the Company estimates that, as of September 30, 1998, fewer than 200 stores in the United States were operating such systems, out of a potential market in excess of 100,000 supermarkets and other stores. Large supermarket chains have tested the productivity benefits as well as the technical functionality of ESL systems in pilot stores, as a result of which the Company believes they are in a position to consider rolling out the systems. The Company's objective is to be the worldwide leader in the emerging ESL system market as product adoption and penetration increases.

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

Since its inception in April 1990, the Company has been engaged primarily in the development, design, market testing and, more recently, sale of the ERS ShelfNet System. The Company subcontracts to third parties the manufacture and assembly of the components comprising the ERS ShelfNet System. In addition, the Company engages unaffiliated parties to augment its internal development resources and to assist it in the continued development of the ERS ShelfNet System. Since inception and through September 30, 1998, the Company has generated cumulative revenues of $17.2 million, and has incurred a cumulative net loss of approximately $115.0 million.

The Company historically has marketed the ERS ShelfNet System for sale at prices generally in excess of $100,000 per store. The purchase of an ESL system from the Company has therefore represented a significant capital expenditure for capital-constrained retailers. The Company now intends also to market its ERS ShelfNet System on a fee based arrangement whereby the Company will own the system and, with no upfront cash cost to the retailer, furnish the system to retailers (generally for a period of up to five years), who will pay monthly fees to the Company based largely on their actual usage of the system. The Company believes this program, known as "Save As You Go" (the "SayGo
Plan"), will increase market acceptance of the ERS ShelfNet
System. However, there can be no assurance that the pricing strategy will be accepted by customers or will be successful in helping the Company to attain profitability.

Under the SayGo Plan, the Company will recognize revenues as monthly usage and other fees are billed to customers. Also, under the SayGo Plan the Company will retain ownership of the systems, which will be reflected as non-current assets on the Company's consolidated balance sheet and which will be depreciated on a straight-line basis over the shorter of their economic lives or
five years.   Such assets will be subject to periodic impairment
testing as prescribed by Finance Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of".

Statements contained in and preceding management's discussion and analysis contain various forward-looking statements and information that are based on information currently available to management and management's beliefs and assumptions. When used in this report, the words "anticipate", "designed to", "estimate", "believes", "plans", and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are subject to risks and uncertainties, and the Company's actual results may vary materially from those anticipated, estimated or projected due to a number of factors, including, without limitation, the timely availability and acceptance of new products, the rate of development of the emerging market for ESL systems, the impact of competitive products and pricing, the management of growth, the impact of the year 2000 compliance issues and other factors set forth in reports and other documents filed by the Company with the Securities and Exchange Commission from time to time.

Results of Operations

Revenues. During the three month period ended September 30, 1998, the Company's total revenues were $795,000 compared to $749,000 in the corresponding quarter in 1997. Revenues for the nine months ended September 30, 1998 were $2,684,000 compared to $1,557,000 in the corresponding period of 1997. The Company believes that the increase in revenues in 1998 compared to 1997 reflects the increased demand for the Company's new generation product which is designed to provide advantages in ease of installation, ease of use and lower cost of ownership. The Company completed it's first SayGo installation in the quarter ended June 30, 1998.

In the three and nine month periods ended September 30, 1998, revenues were concentrated among two significant customers within the supermarket industry comprising 92% and 88% respectively, of total revenues. For the three and nine month periods ended

September 30, 1997, revenues were concentrated among three and four significant customers comprising 93% and 86%, respectively, of total revenues. There were no software license fees recorded in the third quarter of 1998 or 1997. For the nine month periods ended September 30, 1998 and 1997 software license fees were $122,000 and $122,000, respectively, or 5% and 8%, respectively, of total revenues.

Maintenance revenues for the three months ended September 30, 1998 increased to $222,000 from $150,000 in the corresponding 1997 period, reflecting an increase in billable maintenance charges. For the nine months of 1998 maintenance revenues decreased to $575,000 from $653,000 in the first nine months of 1997 reflecting the impact of a smaller installed base of the Company's prior generation system.

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

Cost of goods sold decreased to $990,000 for the three months ended September 30, 1998, from $1,507,000 for the three months ended September 30, 1997. Warranty and maintenance expenses included in cost of goods sold decreased to $139,000 in the three months ended September 30, 1998 compared to $189,000 for the same period in 1997. The gross loss (cost of goods sold in excess of revenues) decreased in the first nine months of 1998 to 28% of total revenues, from 61% in the comparable 1997 period.

The decrease in the gross loss percentage is due to the increased revenue volumes. The Company's indirect costs contain fixed components for depreciation of manufacturing equipment and amortization of product costs. As the Company's revenues increased the fixed cost component of the indirect costs decreased as a percentage of sales. In addition, the Company has improved the efficiency of the installation process, reducing the installation time per store substantially.

The Company anticipates that system enhancements to be implemented in 1998 and 1999 will decrease future warranty and maintenance expenses per installation and, in the future, that the cost of goods sold will decrease as a percentage of revenues even further as a result of higher manufacturing volumes of its components and as the installation process is improved.

Selling, General and Administrative. Selling, general and administrative costs consist of costs associated with selling and administrative staff, overhead, market research and development, and customer service personnel. Selling, general and administrative costs decreased to $2,855,000 for the three month period ended September 30, 1998, compared to $2,900,000 for the same period in 1997. This decrease reflects an effort on the part of the Company to reduce its overhead costs, notwithstanding inclusion in the 1998 period of costs related to the proposed combination with Telepanel Systems, Inc. ("Telepanel"). For the first nine months of 1998 selling, general and administrative costs increased to $9,128,000 from $8,208,000 in the comparable
1997 period.   The 1998 costs include approximately $400,000 of
expenses related to the proposed Telepanel combination, which was terminated in April, 1998.

Research and Development. Research and development expenses were $966,000 for the three month period ended September 30, 1998 compared to $931,000 for the same period in 1997. For the nine months ended September 30, 1998 research and development expenses were $2,859,000 compared to $2,371,000 for the corresponding period of the prior year. Such increases reflect expanded hardware engineering activities and software development costs. Additionally, for the three and nine month periods ended September 30, 1998 the Company capitalized $126,000 and $373,000, respectively, of product development software costs. In the comparable 1997 periods $117,000 and $272,000, respectively, of such costs were capitalized. These product development costs are amortized over the shorter of the estimated useful life of the related software product or process or three years.

Interest Income. Interest income decreased to $1,041,000 for the three month period ended September 30, 1998, compared to $1,333,000 for the same period in 1997, due to the decreased cash and cash equivalents available for investment for the period. For the nine months ended September 30, 1998 interest income decreased to $3,144,000 from $3,771,000 in the corresponding period of the prior year. Cash and cash equivalents available for investment included the proceeds of the private placement sale (the "Private Placement") in January 1997 of 147,312 units (the "Units"), each consisting of 13.25% Senior Discount Notes due 2004 with a principal amount at maturity of $1,000 (the "Senior Discount Notes") and one warrant (collectively, the "Warrants") to purchase
17.23 shares of common stock, $.01 par value (the "Common Stock"), of the Company, at $5.23 per share.

Interest Expense. Interest expense increased to $4,310,000 for the three month period ended September 30, 1998, compared to $3,796,000 for the same period in 1997. For the first nine months of 1998 interest expense increased to $12,486,000 from $10,149,000 in the first nine months of 1997. Interest expense in 1998 and 1997 included interest on amounts borrowed from the Connecticut Development Authority ("CDA") and the non cash interest on the 13.25% Senior Discount Notes. With the consummation of the Private Placement in January 1997, the Company commenced recording interest on an amount equal to the gross proceeds from the Private Placement plus prior recorded and unpaid interest at the annual rate of 13.25%. Additional expense is being recorded as a result of the amortization of the discount recorded on the Senior Discount Notes (for value attributed to the Warrants) and the amortization of costs of issuance.

Income Taxes. The Company has incurred net losses since inception which have generated net operating loss carryforwards of approximately $82 million for federal and state income tax purposes. These carryforwards are available to offset future taxable income and begin to expire in the year 2008. In consideration of the Company's accumulated losses through September 30, 1998 and the uncertainty of its ability to utilize any future tax benefits resulting from these losses, the impact of this potential tax benefit has been eliminated in the Company's unaudited condensed consolidated financial statements.

Liquidity and Capital Resources

As of September 30, 1998, the Company had net working capital of $73,294,000, reflecting cash and cash equivalents of $65,715,000, compared to net working capital of $88,372,000, reflecting cash and cash equivalents of $82,400,000 at December 31, 1997. The decrease in net working capital and in cash and cash equivalents resulted primarily from the funding of the Company's operations during the first nine months of 1998.

Net cash used in operations was $13,472,000 for the nine months ended September 30, 1998, compared to net cash of $9,306,000 used for operating activities for the nine months ended September 30, 1997. In the first nine months of 1998, the net loss of $22,341,000 included $11,415,000 of non-cash interest expense not used by operations. In the first nine months of 1997, the net loss of $18,097,000 included $9,871,000 of non-cash interest expense not used by operations.

Cash used in investing activities totaled $3,252,000 for the nine months ended September 30, 1998, compared to $2,053,000 of cash used in investing activities for the nine months ended September
30, 1997. Investing activities included capital expenditures of $911,000 and $1,781,000 for the nine months ended September 30, 1998 and 1997, respectively. The note receivable issued in April

1998 entailed a use of cash of $2,000,000 for the nine months ended September 30, 1998. The Company also capitalized $373,000 and $272,000 in product development costs in the respective 1998 and 1997 periods.

In addition to selling the ERS ShelfNet System to customers at a price generally in excess of $100,000 per store, under the SayGo Plan the Company offers the system on a fee based arrangement whereby the Company retains ownership of the system. As a result, the Company will have substantial cash requirements for manufacturing and carrying costs attendant to the introduction of the SayGo Plan, which will not initially be covered by revenues, calculated on the basis of usage fees paid by customers. Accordingly, the Company will require substantial funds in order to support the introduction of the SayGo Plan. The Company completed its first SayGo installation during the quarter ending June 30, 1998.

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

Cash from financing activities provided $39,000 in the first nine months of 1998 as a result of stock option exercises compared to $94,698,000 provided by financing activities in the first nine months of 1997 as a result of the Private Placement.

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

The Company remains obligated to the CDA for an aggregate of $5,000,000 principal amount of indebtedness to the CDA (the "CDA Note"), is repayable five years after the August 1994 closing and is convertible to shares of Common Stock, at an adjusted conversion price calculated at $3.00 plus the average market price of the Common Stock during the twelve months prior to conversion. At closing, the CDA acquired five-year warrants to purchase 699,724 shares (as adjusted) of Common Stock, exercisable at an adjusted price calculated at $2.58 plus the average market price of the Common Stock during the twelve months prior to exercise. Under its arrangements with the CDA, the Company will be obligated to comply with certain covenants (some of which remain in effect for up to ten years from closing), whether or not the CDA Note has been paid in full, or be subject to certain penalties including immediate repayment of the CDA Note in full. In the event of specified changes in control of the Company coupled with prepayment of its note, the Company has rights to repurchase such warrants and shares at the fair market value thereof (calculated pursuant to such arrangements), and thereby, subject to the foregoing, extinguish such covenants. In all events (and notwithstanding any such repurchase), if the Company relocates outside of Connecticut before August 2004, all advances made by the CDA are subject to acceleration, together with a penalty of $250,000.

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

In October  1997, the Company and Telepanel executed an agreement
(the "Combination Agreement") providing for the combination of the Company and Telepanel, as a result of which the Company would have become the sole beneficial owner of the outstanding Telepanel common shares. Pursuant to the Combination Agreement, in February

1998 the Company and Telepanel entered into a joint distribution agreement (the "Joint Distribution Agreement") providing for the creation of a joint venture (the "Joint Venture") to hold specified distribution rights. Under the Joint Distribution Agreement, in February 1998 the Company advanced the amount of $2,000,000 to the Joint Venture, which accrued interest, payable monthly, at the prime rate plus 2.5% per annum, was guaranteed by Telepanel and its subsidiaries and was secured by all of the assets of Telepanel and its subsidiaries (such collateral subordinated in right to specified bank indebtedness but prior in right to any other interest).

In March 1998, the Company announced that the condition to closing contained in the Combination Agreement requiring confirmation that the transactions thereunder would qualify for pooling-of-interests accounting treatment failed to be satisfied, and that the Company's Board of Directors determined that it did not intend to waive the condition to combine regarding qualification for pooling-of-interests accounting treatment. In April 1998, the Company and Telepanel executed a formal agreement to terminate the Combination Agreement, and executed reciprocal releases thereunder. In addition, the parties agreed: (i) to terminate the Joint Distribution Agreement, (ii) that the Company would withdraw its demand for acceleration of repayment of the outstanding working capital advances to the Joint Venture (as a result of the failure of the Joint Venture to pay interest when due), and (iii) that such balances would be due October 2, 1998, subject to earlier repayment from equity or debt offerings of Telepanel. The outstanding advances to Telepanel were repaid in full on October 2, 1998.

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

Year 2000

The "year 2000" problem relates to computer systems that have time and date-sensitive programs that were designed to read years beginning with "19", but may not properly recognize the year 2000. If the ShelfNet System or a computer system or software application used by the Company or a third party dealing with the Company fails because of the inability of the system or application to properly read the year "2000", the results may adversely effect the Company.

Accordingly, the Company is reviewing its ShelfNet System and its internal computer programs and systems to ensure year 2000 compliance. During its current fiscal year, the Company has established a project team designed to address year 2000 risks in a methodical manner. The project team is coordinating the identification and implementation of changes to computer hardware and software applications of its ShelfNet System and will attempt to ensure the availability and integrity of the Company's information systems, and the reliability of its operational systems and manufacturing processes.

The project team has been collecting pertinent information, establishing year 2000 disposition strategies and assessing and reporting risks. The Company's project team provides consulting services where needed in the areas of project planning and estimating, testing and technical issues, and runs remedial projects where needed. The Company does not contemplate an independent review of its year 2000 risks or estimates, but will engage experts on specific projects where required.

Like the Company, the Company's retail customers are evaluating their current hardware and software for year 2000 compliance and putting plans in place to migrate and upgrade where necessary. Some retailers are running non-compliant operating systems that they are working to upgrade. As part of the Company's testing effort, the Company will be recreating customer environments to the extent possible, and testing data interfaces and other applications to ensure year 2000 compliance.

The Company also faces risk to the extent that suppliers of products, services and systems purchased by the Company and others with whom the Company transacts business on a worldwide basis do not comply with year 2000 requirements. The Company's project team has initiated formal communications with significant suppliers to determine the extent to which the Company is vulnerable to their failure to remediate year 2000 issues. The Company's strategy will entail proactive compliance assessment in the case of its principal suppliers.

The Company expects to have initial year 2000 renovation and testing completed during the first quarter of 1999 and expects to complete its year 2000 project during the first half of 1999, though there can be no assurance that this time schedule will be met.

The Company presently believes that its ShelfNet System and its internal computer systems will be year 2000 compliant in a timely manner. However, while the Company estimates the cost of these efforts to be less than $225,000, there can be no assurance that such costs will not exceed such amount. Based on management's current assessment that no material exposure to significant business interruption exists, the Company has not adopted any formal contingency plan in the event its year 2000 project is not completed in a timely manner, or in the event unforeseen difficulties arise. The Company will appropriately modify its strategy as additional circumstances come to its attention, but there can be no assurance that the Company will timely identify and remediate all significant year 2000 problems, that remedial efforts will not involve significant additional time and expense, or that such problems will not have an effect on the Company's business, results of operations or financial position more substantial than currently anticipated.

                    Electronic Retailing Systems International, Inc.

                                        Form 10-Q

                                Part II-Other Information

PART II.  Other Information

Item 5.    OTHER INFORMATION

           Stockholder Proposals. Pursuant to amendments to Rule 14a-4 (c) under the Securities Exchange Act of 1934, if a stockholder who intends to present a proposal at the Company's 1999 annual meeting of stockholders does not notify the Company of such proposal on or prior to April 17, 1999 (i.e., 45 days prior to the first anniversary date of the mailing of the Company's last proxy statement), then, in such event, the management proxies would be allowed to use their discretionary voting authority when the proposal is raised at the annual meeting even though there is no discussion of the proposal in the 1999 proxy statement. If the date of the annual meeting of stockholders changes by more than 30 days from the prior year, then the management proxies would be allowed to use such discretionary authority with respect to such proposal if notice of such proposal is not received by the Company a reasonable time before the Company mails its proxy materials for such meeting.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits

                 The exhibits filed or incorporated by reference as part of this Quarterly Report on Form 10-Q are listed on the attached Index to Exhibits.

           (b)   Current Reports on Form 8-K

                 During the quarter ended September 30, 1998, the Company did not file a Current Report on Form 8-K. The Company has filed a Current Reporting Form 8-K dated November 6, 1998, reporting the movement of the Company's Common Stock to the Nasdaq SmallCap Market. No financial statements were filed with such report.

                                       Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            ELECTRONIC RETAILING SYSTEMS
                             INTERNATIONAL, INC.


November 13, 1998           s/Bruce F. Failing, Jr.
-----------------           ------------------------
Date                        Bruce F. Failing, Jr.
                            Vice Chairman and Chief Executive Officer


November 13, 1998           s/Patricia A. Carroll
-----------------           -------------------------
Date                        Patricia A. Carroll
                            Vice President of Finance
                            (principal financial and accounting officer)

                    Electronic Retailing Systems International, Inc.

            Form 10-Q for the Three and Nine Months Ended September 30, 1998

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