Form 10-K
period 1998-12-31
ELECTRONIC RETAILING SYSTEMS INTERNATIONAL INC
filed 1999-03-31
CIK 898747

UNITED STATES
                                           SECURITIES AND EXCHANGE COMMISSION
                                                     Washington, D.C. 20549

                                                            FORM 10-K
(Mark One)
[  X  ]       ANNUAL REPORT PURSUANT TO SECTION 13
        OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1998

                                 OR

[     ]       TRANSITION REPORT PURSUANT TO SECTION
        13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from           to
                            ---------------   ---------------
                 Commission file number 0-21456

         ELECTRONIC RETAILING SYSTEMS INTERNATIONAL, INC.
         ------------------------------------------------
      (Exact name of registrant as specified in its charter)

         Delaware                                06-1361276
----------------------                        -----------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)

         488 Main Avenue
         Norwalk, Connecticut                       06851
----------------------------                   ------------------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code: 203-849-2500
                                                    -------------
Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----
Securities registered pursuant to Section 12(g) of the Act:

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

Aggregate market value as of March 15, 1999    $15,944,740

         Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

                     Common Stock, $.01 par value,
                       as of March 15, 1999         21,249,447 shares

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the documents, all or portions of which are incorporated by reference herein, and the part of the Form 10-K into which the document is incorporated: Proxy Statement to be filed with respect to the 1999 Annual Meeting of Stockholders-Part III.

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

         Ensure pricing integrity by accurately displaying and monitoring product prices;

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

         For the foreseeable future, the Company's revenues will be derived primarily from the ERS ShelfNet System. The market for ESL systems, such as the ERS ShelfNet System, is in the development stage, and market acceptance of, and demand for, these systems are subject to a high level of uncertainty. The Company's success will be dependent upon, among other things, the extent to which retailers choose to install ESL systems. The demand for such systems may be affected by numerous factors, many of which are beyond the Company's control, including the actual savings and benefits experienced by the individual stores using the ESL systems, and there can be no assurance that supermarket chains will choose to install ESL systems in a significant number of their stores.

         As of December 31, 1998, the Company's ESL systems were installed in 70 U.S. retail stores, including stores owned by such leading supermarket chains as Stop & Shop Supermarket Company ("Stop & Shop"), H.E. Butt Grocery Co. ("HEB"), Big Y Foods, Inc. ("Big Y"), Shaw's Supermarkets, Inc. ("Shaw's"), The J.H. Harvey Company ("Harvey's") and K Mart Corporation ("K Mart"), and in chain drug stores owned by Rite-Aid Corporation ("Rite-Aid"), in addition to two stores outside of the U.S. The Company estimates that, as of December 31, 1998, of the approximately 30,300 supermarkets in the United States, approximately 170 stores were operating ESL systems.

         As more fully described under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources," the Company is highly leveraged, and at December 31, 1998 recorded total outstanding indebtedness of $129.1 million and a stockholders' deficit of $54.7 million. The Company expects its net losses and negative cash flows from operations to continue into the current fiscal year. Although management believes the Company's resources will enable the Company to fund operations through the year ending December 31, 2000, thereafter the Company's ability to meet its continuing debt service and other obligations will depend largely on the extent to which the Company can implement successfully its business strategy of achieving large scale commercialization of the ERS ShelfNet System. If the Company is unable to place the system as a result of lack of market acceptance or otherwise, the Company will be unable to implement fully, or realize the anticipated results, of its strategy and may need to raise additional long-term financing to support operations and service debt.
The Company has no current arrangement with respect to, or sources of, any additional financing, and there can be no assurance that any such additional financing would be available on terms reasonable to the Company.

         This Annual Report on Form 10-K contains various forward-looking statements and information that are based on information currently available to management and management's beliefs and assumptions. When used in this document, the words "anticipate", "designed to", "estimate", "believes", "plans", and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are subject to risks and uncertainties, and the Company's actual results may vary materially from those anticipated, estimated or projected due to a number of factors, including, without limitation, the timely availability and acceptance of new products, the rate of development of the emerging market for ESL systems, the impact of competitive products and pricing, the ability to obtain system components from suppliers, the management of growth, and other factors set forth in reports and other documents filed by the Company with the Securities and Exchange Commission from time to time.

Business Strategy

         The Company's objective is to achieve increasing revenue through greater market penetration of the ERS ShelfNet System. To achieve this objective, the Company is pursuing a strategy that includes the following key elements:

              .          Initial Focus on Supermarket Sector.  The Company
                intends initially to focus its marketing efforts on the supermarket sector because of the Company's established relationships with supermarket chains and because of the Company's belief that supermarket operators generally are more receptive than other retailers to utilizing technology to reduce operating costs and improve productivity. The Company estimates that, as of December 31, 1998, of the approximately 30,300 supermarkets in the United States, approximately 170 stores were operating ESL systems.

               .        Reduce Manufacturing Costs.  The Company intends to
                continue its efforts to reduce the cost of manufacturing its wireless ESLs through the application of established chip manufacturing techniques to the ESL's integrated circuit, the integration of various components in the ESL and the achievement of significant economies of scale expected as a result of the higher manufacturing volumes the Company believes will arise from the implementation of its marketing plans.

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

         Contemporaneously with the introduction of its new generation system, the Company launched a marketing and pricing program providing for a fee-based arrangement called "Save-As-You-Go" (the "SayGo Plan"), in order to address the capital expenditure for retailers represented by the sale price of the ERS ShelfNet System, generally in excess of $100,000 per store. Under the SayGo Plan, the Company owns the system and, with no upfront cash cost to the retailer, furnishes the system to retailers who pay monthly fees to the Company based on their actual usage of the system.

         The Company believes that the SayGo Plan has, to a limited extent, facilitated market acceptance of the ERS ShelfNet System, principally as a result of its diminution of the risk perceived by new customers in an investment in new technology. The Company also believes that retailers to whom the benefits of the ERS ShelfNet System have been established may prefer to purchase the system rather than participate in the SayGo Plan. During the year ended December 31, 1998, of the 23 systems installed by the Company, six were acquired by customers under the SayGo Plan and the remainder were purchased. Accordingly, the Company will continue to offer the ERS ShelfNet System under the SayGo
Plan in addition to pursuing maximum sales of the system.

         The Company also intends, during its current fiscal year, to develop additional strategies to accelerate market recognition and acceptance of the system and its benefits. There can be no assurance that any such approaches will be material to the determination of additional retailers to install the Company's systems in the emerging market for ESLs.

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

                     Type of Store                      Number of Stores
                     -------------                      ----------------
         Supermarkets                                       30,300
         Discount mass merchandisers                         9,900
         Chain drug stores                                  19,500
         Convenience stores                                 56,000
                                                          --------
                                            Total          115,700
                                                          ========

Source:  Progressive Grocer Annual Report, April 1998; Chain Store
Guide 1998.

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

          Historically, supermarkets have been among the first retailers to adopt technologies designed to reduce labor and other costs, improve operations and enhance customer service. For example, POS scanners were first introduced in the supermarket sector and have achieved the greatest level of market penetration there. While fewer than 15 supermarkets in the United States had POS scanners in 1974, by 1995 approximately 95% of all chain supermarket stores and approximately 80% of independent supermarket stores had installed POS scanners. POS systems have enabled retailers to reduce labor costs, improve pricing integrity crease efficiency while also providing additional applications such as electronic funds transfer and computerized inventory management. The Company believes that supermarkets and other retailers will more quickly adopt other technological innovations as a result of their experience with POS scanners. As a result, and because of the Company's established relationships with supermarket chains and its installed base of ERS ShelfNet Systems in supermarkets, the Company intends to continue to focus its marketing efforts in the supermarket sector.

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

          Pricing Integrity

          In addition to being labor intensive and time-consuming, manual implementation of price changes is also more susceptible to pricing inaccuracy. Stores with inaccurate prices risk customer dissatisfaction as well as fines and penalties levied by governmental agencies. As a result, supermarket operators incur significant expense in auditing pricing integrity and correcting pricing inaccuracies.

          Merchandising Management

          Supermarkets actively promote products at the shelf with a variety of merchandising materials such as "hangers" or "bibs", which are affixed to the shelf or a product's price label and alert consumers to pricing or promotional activities. Supermarkets install and remove bibs manually, with employees generally spending time in the aisle hanging and removing bibs from sale items. Store managers walk the aisle auditing promotional items against a printed list. The Company believes that current in-aisle promotional maintenance and promotional compliance procedures are an unnecessarily time-consuming, inaccurate and costly process.

          Replenishment/Inventory Management

          Supermarkets can lose sales (and their corresponding margins) when products are inadvertently missing from designated shelves arranged according to shelf set schematics (called "planograms"), often due to lost or damaged paper labels. In addition, damaged and handwritten paper labels result in increased order entry errors, which increases both out-of-stocks (resulting in lost sales) and labor costs associated with the product ordering process.

          Shelfset Management

          Typically, supermarkets carefully develop planograms for the management of products and product categories in the stores, on the belief that products perform best in the aggregate when arranged on shelves in the quantities and with the facings prescribed by the planogram. When paper labels are lost, damaged or moved, deviations from the planogram occur, possibly resulting in a higher incidence of out-of-stock items, loss of sales of potentially high margin items, continued stocking of discontinued or unauthorized products, and increased time and labor associated with new cut-ins to a shelfset that differ from the planogram.

ERS ShelfNet Applications

          The ERS ShelfNet System has been designed (i) to replace paper price tags on retail shelves with electronic liquid crystal display units, and (ii) to provide a suite of applications to address the challenges to retailers of manual price changes, pricing integrity, merchandising management, replenishment/ inventory management and shelfset management. The ERS ShelfNet System's applications are designed to include the following features to address the needs of retailers:

Retail Challenge                                    ERS Solution

Manual Price
    Changes . . . . . . . . .  . . The ERS ShelfNet System allows retailers to implement price changes almost
                                   instantaneously from the store's central computer or directly from corporate or regional headquarters, which the Company believes facilitates significant labor savings from manual implementation of price changes. In addition, electronic price changes are significantly faster to implement, which the Company believes leads to increased margins as prices may be increased promptly following special promotions or increases in wholesale prices.

Pricing Integrity . . .  . . . . . The ERS ShelfNet System electronically links a store's POS systems and its ESLs, virtually eliminating discrepancies between prices displayed on the store shelves and prices charged at checkout. This assurance of pricing integrity permits retailers to reduce or eliminate manual pricing audits and fines paid to governmental entities for pricing inaccuracies. In addition, such pricing accuracy can result in fewer price checks and errors at checkout, can result in faster checkout times, improved cashier productivity and increased customer satisfaction.

Merchandising
 Management . . . .. . . . . . . . The ERS ShelfNet System is designed to increase the speed and accuracy of placing product displays and promotional material by displaying a signal on the ESLs of products that require the addition or removal of merchandising bibs or hangers. This is intended to eliminate the time-consuming and potentially inaccurate manual process of checking promotional items against a printed list. The ERS system is designed to enable conduct of audits of promotional programs quickly and accurately in the store aisle.

Replenishment/
Inventory
 Management . . . .. . . . . . . . The ERS ShelfNet System is designed to allow authorized store personnel to change
                                   ESLs from a price display to an out-of-
                                   stock message. This procedure replaces the current system of noting out-of-stocks manually, with the use of a label scanner, which requires follow-up by the store employee. The ERS ShelfNet System facilitates simple notation of out-of-stocks during normal stocking procedures, with the system automatically generating an out-of-stock report that can be resolved quickly by store management. In addition, the display of an out-of-stock message, rather than removal of a paper label, holds the shelf placement for the missing product, increasing planogram integrity.

Shelfset Management .. . . . . . . The ERS ShelfNet System is designed to maintain shelfsets more easily, because the ESLs stay locked in place and cannot be moved back and forth as can paper tags. In addition, the ESL is designed to display product facing information and section, shelf, and bay locations for simple, more accurate and less paper-intensive planogram implementations or changes. These features are intended to reduce labor associated with shelfset management and stocking and increase planogram compliance and monitoring.

The ERS ShelfNet System

          The Company's ESL system replaces paper price tags on retail shelves with liquid crystal display labels and transmits pricing and other information to and from the shelf edge. The Company's new generation ERS ShelfNet System provides spread spectrum microwave transmission of data directly to wireless ESLs. The enhanced ERS ShelfNet System is designed to provide additional flexibility and convenience to customers by expanding potential coverage by the Company's ESLs to the entire store and allowing the retailer to change store placement of the ESLs more easily. The Company believes that the cost of installing and maintaining its wireless ESLs will be lower than that of its prior ESL system, which required the wiring of store aisles.

          Each ERS ShelfNet System generally consists of 10,000 to 20,000 ESLs and the necessary communication and support infrastructure to link the ESLs with the store's central computer and POS systems. The Company's new generation system consists of the following components:

          Electronic Shelf Label

          Each ESL is a mini data transceiver contained in a plastic case, which displays price and other information by means of a wide-angle view liquid crystal display window. The ESL is also able to display pricing and other promotional information for the consumer and inventory and reorder information for store employees, and is equipped with two buttons designed to allow store staff to interact with the store computers from the ESL on the shelf. The Company offers five different sizes and types of ESLs for use in different applications, such as SKUs for coolers and freezers. The Company's prior generation ESLs are powered by the rails to which they are connected, whereas the wireless
ESLs are powered by long-life batteries.

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

            Software System

            The Company's ESL system is designed to be compatible with electronic POS scanning systems and is compatible with systems provided by the three major worldwide suppliers of POS systems, IBM, NCR, and Fujitsu-ICL. The Company's system may also be interfaced with major store operating systems, such as OS/2, Windows NT and Unix. Because the "intelligence" of the ERS
ShelfNet System is located in the system controller and not the individual ESLs, the Company is able to incorporate new functions into its system by upgrading software without replacing any hardware.

            The Company's system can be linked to an in-store laser printer capable of printing paper overlays for ESLs, paper labels for non-electronic shelves and other promotional items. The
Company furnishes its customers with specific procedures and guidelines for each application that show store managers how to utilize the ERS system and software tools, and a data collection and analysis format to document productivity increases and to monitor ongoing improvements in store operations.

Marketing and Sales

            The Company will continue to focus its marketing efforts on major national and regional supermarket chains. The Company believes that each supermarket chain will typically choose a single supplier of ESL systems to maximize chainwide efficiency.
Therefore, the Company's marketing strategy is to make installations in a small number of stores in each of the largest supermarket chains in North America and then to build upon such installations by installing systems through the rest of the chain's stores. In response to retailing trends, the Company has also increased its marketing efforts to mass merchandisers and, during the year ended December 31, 1998, entered into arrangements with Rite-Aid, a chain drug store.

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

                 Chain-wide commercial rollout.

                 The Company currently markets its products directly to major retail chains through a marketing and sales force. The
Company's marketing and sales personnel have significant retail experience, including experience in the POS system and local area network industries. The Company's marketing staff works with existing and potential customers to define their needs for ESL systems and to coordinate their implementation of the ERS ShelfNet System. The Company exhibits its system at major trade shows and produces and distributes promotional materials to increase market awareness of the Company's system.

                 In addition, the Company will continue to investigate the feasibility of marketing its system through indirect channels such as value added resellers and distributors. The Company has obtained letters of intent, subject to definitive contract terms, to enter into reseller arrangements from Stores Automated Systems, Inc., with respect to the United States, and from Seal Electronica
Ltda., with respect to Brazil. In 1997, the Company entered into a five-year agreement with Symbol Technologies, Inc. ("Symbol"), granting Symbol the right, subject to specified exceptions and exclusion of certain markets in the United States, to resell the Company's products worldwide and, subject to achievement of specified market penetration objectives, the exclusive right to resell the Company's products in Europe. Pursuant to such arrangements and subject to meeting certain minimum sales criteria, Symbol would also have the right to manufacture the Company's ESL system. The Company has not yet generated revenues under its arrangements with Symbol.

                 The Company historically has marketed its ERS ShelfNet System for sale, at prices generally in excess of $100,000 per store. The Company also markets the ERS ShelfNet System under its SayGo Plan, which the Company believes has, to a limited extent, facilitated market acceptance of its system, principally as a result of diminution of the risk perceived by new customers in an investment in new technology. Under the terms of the SayGo Plan, the Company owns the system and, with no upfront cash cost to the retailer, furnishes the system to retailers who pay monthly fees to the Company based largely on their actual usage of the system.
Under the SayGo Plan, the Company furnishes the system to qualified customers, identified by the Company as those retailers who meet minimum requirements with respect to price change potential per store and number of ESLs ordered. The Company's contract with such customers typically provides for charges to be billed to the customer monthly based on usage of the system. The
SayGo Plan allows the customer to terminate the program and return the Company's system at any time after the first twelve months.
The customer's fees cease upon termination, except for agreed upon amounts in certain circumstances.

                 The Company also intends, during its current fiscal year, to develop additional strategies to accelerate market recognition and acceptance of the system and its benefits. There can be no assurance that any such approaches will be material to the determination of additional retailers to install the Company's systems in the emerging market for ESLs.

                 System sales revenue from the Company's hardware and software products is recognized at the time of shipment to customers, or upon completion of an installation of a trial system, while revenue from providing installation services to customers is recognized upon the completion of an installation.
Under the SayGo Plan, the Company recognizes revenues as monthly usage and other fees are billed to customers, and depreciates the cost of hardware components of its systems over the shorter of their estimated useful lives or five years.

                 Maintenance revenue for services provided under maintenance contracts is recognized over the service contract period, and other revenue for parts and services is recognized when provided.
In connection with implementing the SayGo Plan, the Company incurs substantial cash requirements for manufacturing and carrying costs which are not initially covered by revenues.

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

Customers

                 As of December 31, 1998, the Company's ESL systems were installed in 70 U.S. retail stores, including those owned by such leading supermarket chains as Stop & Shop, HEB, Big Y, Shaw's,
Harvey's and K Mart, and in chain drug stores owned by Rite-Aid, in addition to two stores outside of the U.S.

                 As of December 31, 1998, the Company had installed its new generation system in ten Shaw's stores, five Stop & Shop stores, one Harvey's store, one supermarket in Brazil and five Rite-Aid stores. As of such date, the Company had also installed its new generation ShelfServer software in seven Shaw's stores in order to upgrade previously installed ERS systems. As of December 31, 1998, the Company had received purchase orders covering two new generation systems from Stop & Shop, one system from Shaw's and five systems from Rite-Aid, which the Company expects to install in 1999, and had entered into agreements with each of Waremart
Inc. ("Waremart") and E.W. James & Sons Supermarkets, Inc. ("E.W.
James") for the installation of a new generation system. Under the terms of the agreements, Waremart and E.W. James have undertaken to install the ShelfNet System in three and 28 additional stores, respectively, subject to satisfaction with the performance of the system.

                 During the year ended December 31, 1998, Stop & Shop and Shaw's accounted for 59% and 29%, respectively, of the Company's consolidated revenues; during the year ended December 31, 1997, Stop & Shop, Shaw's, and HEB accounted for 41%, 22% and 11%, respectively, of the Company's consolidated revenues; and during the year ended December 31, 1996, Stop & Shop, Big Y and Shaw's accounted for 46%, 20% and 13%, respectively, of the Company's consolidated revenues. The failure of such customers to continue to utilize systems from the Company could have a material adverse effect on the business of the Company. Additionally, customers who account for significant portions of the Company's revenues may have the ability to negotiate prices for the Company's products and services that are more favorable to such customers and that result in lower profit margins for the Company.

                 The Company is actively engaged in pursuing its efforts to procure additional orders for its systems, and may also in the ordinary course of its business enter into letters of intent contemplating the installation of its system. Such letters of intent are not binding obligations, will be subject to conditions such as the negotiation and execution of definitive contract terms, and there can be no assurance that any such arrangements will be consummated.

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

                 The Company's customer service group is staffed with employees experienced in POS and other retail systems. The
Company's SayGo Plan commits the Company to a standard maintenance contract, at no additional charge, with extended maintenance services available at additional charges to the customer.

Manufacturing

                 The Company utilizes third parties to manufacture and assemble the components comprising the ERS ShelfNet System. The
Company's ESLs currently incorporate a microprocessor which is supplied solely by Sanyo Semiconductor Corporation ("Sanyo").

While the Company, on the basis of its familiarity with the design of such microprocessor and the capabilities of other sources, believes that other suppliers could produce equivalent microprocessors within approximately four months of notification by the Company, any inability to obtain microprocessors from its current supplier in sufficient quantities could result in a temporary interruption of the Company's production of ESLs and any such replacement supplier could charge more for such production or produce a lower-quality unit, thus diminishing the Company's revenues and income from operations. The Company's policy is to maintain an inventory of microprocessors sufficient to meet substantially all of its requirements during any such period. The Company intends to evaluate, from time to time, establishing relationships with other manufacturers of microprocessors to provide a second source of supply for its ESLs.

                 The Company intends to maintain its practice of utilizing manufacturing subcontractors, and has a supply arrangement with Surface Mount Technology Ltd., of Hong Kong, for the assembly of
ESLs. The Company also continues to utilize Modulus, Inc. as a domestic source for the assembly of its ESLs. Although the Company has not experienced interruptions or delays in the manufacture or assembly of its systems, and believes that alternative sources of system components are readily available, the termination of the Company's relationship with one or more of its contract manufacturers or legal or regulatory changes in any country in which such manufacturer resides may result in a temporary interruption in the manufacture and assembly of the Company's system and, thus, in the delay or loss of placements of the ERS
ShelfNet System, with a corresponding loss of revenues.

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

                 During the years ended December 31, 1998, 1997 and 1996, the Company incurred expenses for research and development activities of, respectively, $3,928,000, $3,409,000 and $1,614,000. During the years ended December 31, 1998, 1997 and
1996, the Company capitalized an aggregate of $373,000, $375,000 and $592,000, respectively, in costs of internal labor and outside services associated with product development.

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

                 The Company holds 16 United States patents and has 12 additional United States patent applications pending, and 20 foreign patent applications pending. The Company also has other applications under preparation and intends to continue to file patent applications on its novel products and systems. Certain of these patents and patent applications are directed to salient features of the Company's ESL system, in particular relating to the ESL and associated hardware, and the communications network linking the components of the system.

                 The Company's wholly-owned subsidiary, Amacrine International, Inc. ("Amacrine"), is entitled to use, and to grant sublicenses with respect to, certain patents directed to an alphanumeric display module and radio frequency communications system, which Amacrine designed and developed for Telepanel Systems Inc. ("Telepanel") under a technical services agreement which existed between such companies. The Company has become aware of certain statements made by Telepanel, which the Company believes are without merit, regarding whether Telepanel is entitled to a sublicense fee in respect of such patents or will otherwise protect its rights.

                 The Company attempts to protect certain computer software and service applications through the use of copyright and trade secret law. The Company relies on non-disclosure agreements with its employees, customers, consultants, and strategic partners.

                 Although the Company believes that patents and other intellectual property rights are important to its business, there can be no assurance that patents will issue from any applications therefor, or if patents issue, that the claims allowed will be of adequate scope to protect the Company's technology or that issued patents or other technology rights will not be challenged or invalidated. The Company's business could be adversely affected by increased competition in the event that any patent granted to it is adjudicated to be invalid or is inadequate in scope to protect the Company's operations, or if any of the Company's other arrangements related to technology are breached or violated.

                 In 1993 in connection with the settlement of certain litigation, the Company was granted a limited non-exclusive license in the United States, Canada, the United Kingdom,
Australia, Japan and Germany covering certain United States and foreign patents, of which Telepanel is the exclusive licensee. The United States and other patents underlying Telepanel's patent rights applicable to such license have now expired.

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

Competition

                 The Company believes that the only ESL system suppliers offering a product currently competing with the Company's system in the United States are Telepanel, Pricer and, recently, NCR and Hobart Corporation ("Hobart"). Telepanel has publicly reported the existence of an arrangement with IBM whereby IBM may market the Telepanel system. NCR and Hobart also have developed and have introduced ESL systems in the United States. Outside of the United States, in addition to Pricer, the Company expects to compete with a number of companies with ESL systems under development.

                 The emerging ESL system market is characterized by rapid technological advances and evolving industry standards, and the Company may be subject to a high degree of potential competition with additional companies which may attempt to develop or market competing ESL systems. These companies may be larger than the Company and have greater financial and other resources than the Company. In the future, the Company may face competition from vendors of POS systems, or scanner manufacturers which offer products related to POS systems, who may elect to enter the market for ESL systems. The ERS ShelfNet System is also subject to competition from vendors selling traditional paper labeling methods, as well as providers of hand-held portable data terminals.

                 The principal competitive factors in the Company's business are product functionality, price/performance and reliability. The
Company believes that it competes favorably on each of these factors.

Employees

                 As of December 31, 1998, the Company had 96 full-time employees, consisting of 38 engaged in engineering, development and manufacturing support, 19 in marketing and sales activities, 28 in customer services and 11 in general administrative and executive functions. At such date, the Company had an additional
13 part-time employees, engaged primarily in customer service functions. The Company does not have a collective bargaining agreement with any of its employees and considers its relationship with its employees to be excellent.

Government Regulation

                 Accuracy in pricing on the part of supermarkets has been an objective of state and local regulation. At least 22 states currently have laws or regulations requiring some form of "unit pricing" (which require prices and price per measure to be displayed either on the package or the shelf), and at least seven states (and other local jurisdictions) have laws requiring "item pricing" (which require the marking of prices on individual consumer packages for some or all products in the retail store).
The existence of item pricing laws applicable to any of the Company's intended customers increases such customers' costs of providing price information to consumers and may decrease or eliminate some of the potential benefits of implementation of the ERS ShelfNet System. In the State of Minnesota, item pricing is not required if the price is clearly presented on the shelf and consumers are offered the means by which to mark individual items.
In the State of Connecticut, the item pricing law allows the State's Commissioner of Consumer Protection to exempt from item pricing requirements stores employing an approved ESL system. The
Commonwealth of Massachusetts has authorized and is conducting trials of ESL systems in support of its consideration of regulation which may encourage the installation of such systems.

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

Executive Officers

                 The executive officers of the Company, and their respective ages and positions with the Company, are as follows:

     Name                           Age                Position
     ----                           ---                --------

Norton Garfinkle                     68                Chairman of the Board
Bruce F. Failing, Jr                 50                 Vice Chairman of the
                                                        Board and Chief
                                                        Executive Officer
Michael Persky                       35                President
Jerry McAuliffe                      35                Vice President, Chief
                                                        Financial Officer
Morty Bachar                         42                 Vice President,
                                                        Engineering
Paul Lavoie                          38                Vice President, Retail
                                                        Marketing
Norman Tsang                         34                Vice President, Marketing


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

             Mr. Persky has been President and Chief Operating Officer of the Company since April 1998, having joined the Company and become
Vice President-Marketing in 1997. Prior to joining the Company,
Mr. Persky was Vice President-Marketing for Executone, Inc., a manufacturer of telephone systems, since 1996. From prior to 1994 to 1996, Mr. Persky held various marketing positions with Octel
Communications (formerly VMX, Inc.), a voice mail supplier, the last of which was as Marketing Director, Europe, Middle East and Africa.

             Mr. McAuliffe has been Vice President, Chief Financial Officer of the Company since January 1999. From 1997 until joining the Company, Mr. McAuliffe was Chief Financial Officer of Ubiq Communications, Inc., a specialty wireless messaging and information company, and from prior to 1994 to 1997 served as Chief Financial Officer of Ovid Technologies, Inc., a software and internet based information technology company.

             Mr. Bachar has been Vice President, Engineering of the Company since January 1999, having joined the Company as Director, Project Management in August 1998. During 1998, Mr. Bachar served as Vice President of Engineering of Voyetra Turtle Bech, a developer of multimedia software and hardware products, and from 1996 to 1997 was Director of Development and Project Management for Executone, Inc. From 1994 to 1995, Mr. Bachar was Director of Special Projects of IPC Information Systems, Inc., a telecommunications company.

             Mr. Lavoie has been Vice President, Retail Marketing of the Company since January 1999, having joined the Company as Vice
President, Marketing in 1998. From 1994 to 1998, Mr. Lavoie held various marketing positions with News America Marketing, Inc.
(formerly, Actmedia, Inc.), the last of which was as Senior Vice
President, Retail Marketing.

             Mr. Tsang has been Vice President, Marketing of the Company since January 1999. Prior to joining the Company, Mr. Tsang was
Vice President, Marketing of Star Markets Company, a regional supermarket and natural foods chain from March 1995 to December
1998. From prior to 1994 to March 1995, Mr. Tsang was a consultant with McKinsey & Company, a strategic consulting company.

ITEM 2. PROPERTIES

             The Company's executive offices are located at 488 Main Avenue, Norwalk, Connecticut, where the Company leases approximately 29,400 square feet of space under a lease requiring payment of annual rent (in addition to utility charges and increases in operating expenses and real estate taxes) in an amount, currently, at approximately $480,000 increasing to approximately $684,000 in the final year of the lease (which expires August 2007), subject to the Company's right to terminate the lease in July 2002 or July 2004 upon payment of specified sums. Of the Company's currently leased space in Norwalk, approximately 6,100 square feet is devoted to office and administrative uses, approximately 11,000 square feet to engineering and development activities, approximately 6,100 square feet to marketing, sales and customer service functions, and approximately 6,200 square feet, which the Company began leasing on January 1, 1998, is currently not being used and is currently the subject of sublease negotiations by the Company with a third party.

             The Company holds an option to lease the remaining portion of all space (up to approximately 35,000 square feet in aggregate) as it becomes available in the building that houses its executive offices. The lease term and cost per square foot for all additional space would be on terms comparable to those of the original lease. The Company has no present plans to exercise this option.

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

             As described under Note 6 of the Notes to the Company's Consolidated Financial Statements included in response to "Item
14. Exhibits, Financial Statement Schedules and Reports on Form 8-K", the Company's indebtedness to the Connecticut Development Authority (the "CDA") is secured by the assets of the Company.

ITEM 3. LEGAL PROCEEDINGS

             The Company is involved in certain litigation incidental to the conduct of its business and affairs. Management does not believe that the outcome of any such litigation will have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
     AND RELATED STOCKHOLDER MATTERS

             (a) The Company's Common Stock is currently traded on the over-the-counter market, with price quotations reported on the Nasdaq SmallCap Market under the symbol "ERSI." Prior to November
6, 1998, the Company's Common Stock was quoted on the Nasdaq
National Market. The following table sets forth, for the calendar periods indicated, the range of quarterly high and low sales prices for the Common Stock, as reported on the Nasdaq National
Market prior to November 6, 1998 and on the Nasdaq SmallCap Market from and after such date. Quotations represent prices between dealers and do not include retail mark-ups, mark-downs or commissions.

                 1997                      High           Low

                 First Quarter             $7.38          $3.38
                 Second Quarter             7.50           4.63
                 Third Quarter              7.44           5.13
                 Fourth Quarter             7.13           3.31

                 1998                      High           Low

                 First Quarter             $5.00          $3.00
                 Second Quarter             4.50           2.50
                 Third Quarter              4.50           2.56
                 Fourth Quarter             3.94           1.00

                 Since July 11, 1996, the Common Stock has also been admitted to trading on the Alternative Investment Market of the London Stock Exchange.

                 As of March 15, 1999, the number of record holders of the Company's Common Stock was 566.

                 The Company has never paid or declared any cash dividends on its Common Stock and does not intend to pay cash dividends on its Common Stock in the foreseeable future. The Company intends to retain its earnings, if any, for the future operation and expansion of its business. The payment of dividends in the future will depend upon the restrictions imposed by the indenture pursuant to which the Senior Discount Notes were issued, the Company's available earnings, the capital requirements of the Company, its general financial condition and other factors deemed pertinent by the Board of Directors. See Note 6 of the Notes to the Company's Consolidated Financial Statements included in response to "Item 14. Exhibits, Financial Statement Schedules and
Reports on Form 8-K" and "Item 7. Management's Discussion and
Analysis of Financial Condition and Results of Operations-
Liquidity", which information is incorporated herein by reference.

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

                 The following selected consolidated statement of operations and balance sheet data, insofar as it relates to each of the five years in the period ended December 31, 1998, has been derived from audited consolidated financial statements, including the consolidated balance sheet as of December 31, 1998 and 1997 and the related consolidated statement of operations for each of the three years in the period ended December 31, 1998 and the notes thereto.

                                              Year Ended December 31,

                              1998       1997     1996      1995       1994
                              ----       ----     ----      ----       ----
                                (Amounts in thousands, except per share data)
Consolidated Statement
 of Operations Data:

Revenues....................  $ 3,764    $ 1,972  $  5,002  $  2,973   $  2,376
Cost of goods sold..........    8,095      3,699     6,204     4,113      3,822
                               ------    -------   -------  --------    --------
  Gross loss................   (4,331)    (1,727)   (1,202)   (1,140)    (1,446)
                               ------    -------   -------  --------    -------
Operating expenses:
 Selling, general and
  administrative............   12,671     12,394     6,310     6,896      6,425
 Research and development...    3,928      3,409     1,614     2,547      2,185
Depreciation and amorti-
  zation....................      375        301       162       107        149
  Stock option compensation      --           --        44        27      1,119
                               ------    -------   -------  --------      -------
  Total operating expenses..   16,974     16,104     8,130     9,577      9,878
                               ------    -------   -------  --------    -------
  Loss from operations......  (21,305)   (17,831)   (9,332)  (10,717)   (11,324)
                               ------    -------   -------- ---------   -------
Other income (expenses):
 Interest income............    3,982      4,982       302       134        288
 Interest expense...........  (16,886)   (14,024)     (382)     (291)       (65)
Loss on disposals ..             (104)      --          --        --        --
Gain (loss) on short-term
  investments...............     --         --          --         6       (177)
                               ------    -------   --------  --------      -------
Total other (expense)
      income .............    (13,008)    (9,042)      (80)     (151)        46
                               ------     -------  --------  --------      -------
Net loss..................   $(34,313)  $(26,873) $ (9,412) $(10,868)  $(11,278)
                             ========   ========  ========  ========   ========
Earnings per share:
 Weighted average number
  of common shares out-
  standing.................   21,233     21,096    16,169     11,743     11,682
                             ========   ========  ========   ========  ========
Basic loss per common
  share(1)................. $  (1.62)   $ (1.27)  $ (0.60)  $  (0.95)  $  (0.97)
                             ========   ========  ========   ========   ========

                                            December 31,
                               1998     1997     1996      1995      1994
                               ----     ----    ----       ----      ----
                                           (Dollars in thousands)
Consolidated Balance
 Sheet Data:

Net working capital.......  $ 65,697  $ 88,372  $ 8,764   $ 5,283    $ 3,452
Total assets..............    81,626   100,208   12,260     8,316      5,195
Long-term debt............   124,057   113,102    4,989     3,335      1,981
Common stock purchase
 warrants.................     5,100     5,100     --        --         --
Stockholders' (deficit)
 equity...................   (54,742)  (20,476)   5,723     3,215      2,268

-----------------------

 (1) In 1997, the Company adopted Statement of Financial Accounting Standards No. 128
     "Earnings Per Share". Due to the Company's loss position, the Company has reported "basic" loss per common share. The presentation of "dilutive" loss per common share is not required as common stock equivalents are anti-
     dilutive.



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Overview

               The market for ESL systems is in the development stage, and the Company estimates that, as of December 31, 1998, approximately
170 stores in the United States were operating such systems, out of a potential market in excess of 100,000 supermarkets and other stores. As a result, market acceptance of and demand for these systems are subject to a high level of uncertainty. The Company's success will depend upon the rate at and extent to which retailers choose to install ESL systems throughout their stores. The initial acceptance and rate of installation by retailers may be affected by numerous factors beyond the Company's control, including the customer's assessment of the benefits of and the need for ESL systems and the customer's available capital resources, and there can be no assurance that supermarket chains will choose to install
ESL systems in a significant number of their stores.

               Since its inception in 1990, the Company has been engaged primarily in the development, design, market testing and sale of the ERS ShelfNet System. The Company subcontracts to third parties the manufacture and assembly of the components comprising the ERS

ShelfNet System. In addition, the Company engages unaffiliated parties to augment its internal development resources and to assist it in the continued development of the ERS ShelfNet System. The Company has never been profitable and has incurred significant net operating losses and negative cash flow from operations to date. Since inception and through December 31, 1998, the Company has generated cumulative revenues of $18.3 million, and has incurred a cumulative net loss of approximately $126.9 million. The Company expects losses and negative cash flow from operations to continue into the current fiscal year, and the accumulated deficit will increase, while the Company concentrates on the foregoing activities and unless and until it has established a sufficient revenue-generating customer base.

               The Company historically has marketed the ERS ShelfNet System for sale at prices generally in excess of $100,000 per store. The purchase of an ESL system from the Company has therefore represented a significant capital expenditure for capital-constrained retailers. The Company also markets its ERS ShelfNet System on a fee based arrangement under its SayGo Plan. Under the SayGo Plan, the Company will recognize revenues as monthly usage and other fees are billed to customers. Also, under the SayGo Plan the Company will retain ownership of the systems, which will be reflected as long-term assets on the Company's consolidated balance sheet and which will be depreciated on a straight-line basis over the shorter of their economic lives or five years. The Company intends, during its current fiscal year, to develop additional strategies to accelerate market recognition and acceptance of the system and its benefits, but there can be no assurance that any such approaches will be material to the determination of additional retailers to install the Company's system in the emerging market for ESLs.

               In order to pursue its strategy of greater market penetration while its operations grow, the Company has incurred indebtedness that is substantial in relation to its stockholders' deficit. As of December 31, 1998, the Company had recorded total outstanding indebtedness of approximately $129.1 million and a total stockholders' deficit of $54.7 million. As a result of its high degree of leverage (and as more fully-described below under "Liquidity and Capital Resources"): (i) a substantial portion of the Company's cash flow from operations, if any, after February 1, 2000, will be required to be dedicated to the Company's interest expense obligations and may not be available to the Company for its operations, working capital, capital expenditures or other purposes, (ii) the Company's ability to obtain financing that may be needed may be limited, (iii) the Company's flexibility to adjust to changing market conditions and ability to withstand competitive pressures as compared to less highly-leveraged competitors could be limited (including by reason of the covenants contained in the Company's debt instruments), and (iv) the Company may be more vulnerable to downturns in general economic conditions or in its business or be unable to undertake capital expenditures that are important for its growth strategy, any of which could have a material adverse effect on the Company and its ability to make payments of principal of, and interest on, its indebtedness.

               Commencing August 1, 2000, cash interest on the Company's Senior Discount Notes (the "Senior Discount Notes") will be payable semi-annually at the rate of 13-1/4% per annum
(approximately $19.5 million per year). The full accreted principal amount at maturity of the Senior Discount Notes of $147,312,000 will become due on February 1, 2004. The Company's ability to meet its continuing debt service and other obligations will depend largely on the extent to which the Company can implement successfully its business strategy of achieving large-scale commercialization of the ERS ShelfNet System, and there can be no assurance that the Company will be able to implement fully its strategy, that the anticipated results of its strategy will be realized, or that the Company will be able to generate sufficient cash flow or otherwise obtain funds in the future to cover interest and principal payments associated with the Senior
Discount Notes and any other debt of the Company. See "Liquidity and Capital Resources" below.

Results of Operations

               Year ended December 31, 1998 compared to
                   year ended December 31, 1997

               Revenues. The Company's revenues were $3,764,000 in 1998, compared to $1,972,000 in 1997, reflecting the increased demand for ERS' new generation product. In 1998, revenues were concentrated among two significant customers within the supermarket industry comprising 88% of total revenues, with one customer accounting for 59% thereof. Approximately 41% of revenues in 1997 was attributable to a single customer, with three customers accounting for 74% of total revenues. For each of the years ended December 31, 1998 and 1997 software license fees were $122,000, or 4% and 11% of product sales, respectively. For the year ended December 31, 1998, maintenance revenues increased to $864,000 from $825,000 in the prior year, due primarily to an increase in the number of installed locations.

               Cost of Goods Sold. Cost of goods sold consists of the cost of hardware components of the ERS ShelfNet System, system installation costs, depreciation of tools and dies owned by the Company and utilized in the manufacturing of hardware components, amortization of capitalized product development costs, warranty and maintenance costs, freight and inventory obsolescence.

               Under the SayGo Plan, the Company will depreciate the cost of hardware components of its system over the shorter of their estimated useful lives or five years.

               Cost of goods sold increased to $8,095,000 in 1998 from $3,699,000 in 1997, resulting in a gross loss (cost of goods sold in excess of revenues) in 1998 of 115% of total revenues compared to 88% in 1997. The increase in gross loss as a percent of revenues is primarily the net effect of an increase in the inventory reserve, offset by reduced material cost and by a decrease in depreciation related to manufacturing equipment and amortization of product development costs, as a share of cost of goods sold, resulting from increased installation volumes. During 1998, the Company recorded a charge of $2,970,000 representing an increase in its reserve for inventory valuation.

               Warranty and maintenance expenses included in the cost of goods sold decreased to $654,000 in 1998 from $758,000 in 1997, attributable to maturity of the product. ERS anticipates that future warranty and maintenance expenses per installation will decrease as a greater percentage of the installed base consists of wireless installations, and that the cost of goods sold as a percentage of revenues will decrease as a result of higher manufacturing volumes of its components and as the installation process is improved.

               Selling, General and Administrative. Selling, general and administrative costs consist of costs associated with selling and administrative staff, overhead, market research and development, and customer service personnel. Selling, general and administrative costs increased $277,000, to $12,671,000 in 1998, compared to $12,394,000 in 1997. The 1998 results reflect an increase in compensation related expense from 1997 consisting of an increase in severance related costs and slightly higher salaries offset by an overall decrease in employee headcount. The
1997 results include the effect of a special non-cash charge of $510,000 for the issuance of common stock purchase warrants.

               As more fully described in Note 12 of the Notes to the Company's Consolidated Financial Statements included in response to "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K," in October 1997 the Company and Telepanel executed an agreement to combine, as a result of which the Company would have become the sole beneficial owner of the outstanding Telepanel common shares. In April 1998, such arrangements were terminated. Results for the years ended December 31, 1998 and 1997 include direct transaction costs associated with the proposed combination of $381,000 and $585,000, respectively.

               Research and Development. Research and development expenses increased $519,000 to $3,928,000 in 1998 from $3,409,000 in 1997.
Such increases reflect expanded hardware and software engineering activities, primarily greater functionality of the Company's new system, creation of improved POS data integration tools and the development of training programs. During the years ended December
31, 1998 and 1997, the Company also capitalized product development costs of $373,000 and $375,000, respectively.

               Interest Income. Interest income decreased to $3,982,000 in 1998 compared to $4,982,000 in 1997, due to decreased cash and cash equivalents available for investment.

               Interest Expense. Interest expense increased to $16,886,000 in 1998 compared to $14,024,000 in 1997. Interest expense represents interest on amounts borrowed from the CDA and, additionally, non-cash interest on the Senior Discount Notes. With the consummation in January 1997 of the private sale (the "Private Placement") of 147,312 units (the "Units"), each consisting of Senior Discount Notes with a principal amount at maturity of $1,000 and one warrant (collectively, the "1997 Warrants") to purchase 17.23 shares of Common Stock, the Company commenced recording interest on an amount equal to the gross proceeds from the Private Placement plus prior recorded and unpaid interest at an annual rate of 13.25%. Additional expense is being recorded as a result of the amortization of the discount recorded on the Senior Discount Notes (for value attributed to the 1997 Warrants) and the amortization of costs of issuance.

               Income Taxes. The Company has incurred net losses since inception which have generated net operating loss carryforwards for federal income tax purposes of approximately $73.7 million, which are available to offset future taxable income and expire through the year 2013 for federal income tax purposes. In consideration of the Company's accumulated losses and the uncertainty of its ability to utilize any future tax benefits resulting from these losses, a full valuation allowance has been provided against the impact of this potential tax benefit in the Company's consolidated financial statements as of December 31, 1998 and 1997 (see Note 11 of the Notes to the Company's
Consolidated Financial Statements included in response to "Item
14. Exhibits, Financial Statement Schedules and Reports on Form 8-
K").

               Year ended December 31, 1997 compared to
                     year ended December 31, 1996

               Revenues. The Company's revenues were $1,972,000 in 1997, compared to $5,002,000 in 1996. The Company believes that the decrease of $3,030,000 in revenues in 1997 compared to 1996 reflected the decreased demand for ERS' previous generation product attendant to plans to introduce a new generation product.

               In 1997, revenues were concentrated among three significant customers within the supermarket industry comprising 74% of total revenues, with one customer accounting for 41% thereof.
Approximately 46% of revenues in 1996 was attributable to a single customer, with three customers accounting for 79% of total revenues. For the years ended December 31, 1997 and 1996 software license fees were $122,000 and $243,000, respectively, or 11% and 6% of product sales. For the year ended December 31, 1997, maintenance revenues decreased to $825,000 from $896,000 in the prior year, due primarily to a reduced customer base of the previous generation product.

               Cost of Goods Sold. Cost of goods sold decreased to $3,699,000 in 1997, from $6,204,000 in 1996. Warranty and maintenance expenses included in the cost of goods sold decreased to $758,000 in 1997 from $966,000 in 1996, attributable to maturity of the product. The gross loss (cost of goods sold in excess of revenues) in 1997 increased to 88% of total revenues from 24% in the 1996 corresponding period, reflecting reduced installation volumes.

               The increase in gross loss as a percent of revenues was primarily the result of ERS' transition to a new generation of wireless products. During this transition, ERS experienced high initial material costs and installation inefficiencies.
Additionally, because of a reduction in product sales in 1997, depreciation of manufacturing equipment and amortization of product development costs comprised a significant share of costs of goods sold.

               Cost of goods sold in 1996 also included a special provision for excess inventory of $750,000 recorded in the fourth quarter of 1996, in connection with the introduction of the new generation
ESL system.

               Selling, General and Administrative. Selling, general and administrative costs increased $6,084,000, to $12,394,000 in 1997, compared to $6,310,000 in 1996. This reflects increased salary, recruiting and rental expense related to efforts to expand ERS' organization in anticipation of sales growth. In addition, results include direct transaction costs associated with the proposed
Telepanel arrangement of approximately $585,000 and the effect of a special non-cash charge of $510,000 for the issuance of common stock purchase warrants.

               Research and Development. Research and development expenses were $3,409,000 in 1997 compared to $1,614,000 in 1996. The increase in research and development expenses reflects expanded hardware and software engineering activities and the development of training programs. During the years ended December 31, 1997 and 1996, the Company also capitalized product development costs of $375,000 and $592,000, respectively. These product development costs are amortized over the shorter of the estimated useful life of the related software product or process or three years.

               Interest Income. Interest income increased to $4,982,000 in 1997 compared to $302,000 in 1996, due to increased cash and cash equivalents available for investment, including the proceeds of the Private Placement of 147,312 Units consisting of $147,312,000 principal amount at maturity of Senior Discount Notes together with the 1997 Warrants to purchase an aggregate of 2,538,258 shares of Common Stock consummated on January 24, 1997.

               Interest Expense. Interest expense increased to $14,024,000 in 1997 compared to $382,000 in 1996. Interest expense represents interest on amounts borrowed from the CDA and additionally, in 1997, non-cash interest on the Senior Discount Notes.

               Income Taxes. In consideration of the Company's accumulated losses and the uncertainty of its ability to utilize any future tax benefits resulting from these losses, the impact of this potential tax benefit has been eliminated in the Company's consolidated financial statements as of December 31, 1997 and 1996
(see Note 11 of the Notes to the Company's Consolidated Financial
Statements included in response to "Item 14. Exhibits, Financial
Statement Schedules and Reports on Form 8-K").

Liquidity and Capital Resources

               As of December 31, 1998, the Company had net working capital of $65,697,000 reflecting cash and cash equivalents of $63,877,000 compared to net working capital of $88,372,000, reflecting cash and cash equivalents of $82,400,000 at December 31, 1997. The decrease in net working capital and in cash and cash equivalents resulted primarily from funding the Company's operations during 1998.

               Net cash used in operations was $16,606,000 in 1998, compared to net cash of $16,831,000 used for operating activities in 1997, resulting primarily from the net losses of $34,313,000 and $26,873,000, respectively, for such periods. In 1998, the net loss of $34,313,000 included $15,441,000 of non-cash interest expense, compared to $12,798,000 of such expense in the prior year. The 1998 net cash used in operations also reflected an increase in trade accounts receivable (net of allowance for doubtful accounts) of $1,057,000 and a decrease in inventory (net of reserves) of $660,000, compared to a decrease in accounts receivable (net of allowance for doubtful accounts) of $842,000 and an increase of inventory (net of reserves) of $6,452,000 during the prior year. The Company recorded a charge during 1998 of $2,970,000 representing an increase in its reserve for inventory valuation. During 1998, current liabilities decreased by $268,000 reflecting a decrease in outstanding trade payables, compared to an increase of $934,000 in the prior year.

               Cash used in investing activities totaled $1,964,000 in 1998 compared to $3,709,000 in 1997. Investing activities included capital expenditures of $1,730,000 and $3,334,000 in 1998 and 1997, respectively. The Company also incurred $373,000 and $375,000 in 1998 and 1997, respectively, in product development costs.

               In addition to selling the ERS ShelfNet System to customers at a price generally in excess of $100,000 per store, under the Company's SayGo Plan the Company offers the system on a fee-based arrangement whereby the Company retains ownership of the system.
As a result, the Company will have substantial cash requirements, and will require substantial funds, for manufacturing and carrying costs attendant to the SayGo Plan, which will not initially be covered by revenues calculated on the basis of usage fees paid by customers.

               Although the Company believes that the SayGo Plan has, to a limited extent, facilitated market acceptance of the ERS
ShelfNet System, principally as a result of its diminution of the risk perceived by new customers in an investment in new technology, the Company believes that retailers to whom benefits of the system have been established may prefer to purchase the system rather than participate in the SayGo Plan. Accordingly, the Company will continue to offer its system under the SayGo Plan in addition to pursuing maximum sales of the system. The Company also intends, during its current fiscal year, to develop additional strategies to accelerate market recognition and acceptance of the system and its benefits, which may draw on the Company's liquid assets.

               To date, the Company has not generated positive cash flow from operations, and has historically funded its operations primarily through loans from its stockholders, the sale of interests in an affiliated partnership, its initial public offering of Common Stock consummated in 1993, its arrangements with the CDA, the sale of Series A Preferred Stock, $1.00 par value ("Series A Preferred Stock"), to the Company's principal stockholders and members of the Company's Board of Directors and their affiliates, an offshore public offering and contemporaneous private placement of Common Stock in 1996 and the Private
Placement.

               Cash from financing activities provided $47,000 in 1998 from the exercise of stock options, compared to $94,742,000 in 1997 as a result of the Private Placement. In January 1997, the Company completed the private sale of 147,312 Units, consisting of $147,312,000 principal amount at maturity of its Senior Discount
Notes and the 1997 Warrants, which were sold to investors at a price aggregating $100 million ($95 million net proceeds to the Company). The Senior Discount Notes mature on February 1, 2004, with accrual of cash interest at the rate of 13-1/4% per annum commencing February 1, 2000, such interest payable thereafter on February 1 and August 1 of each year commencing August 1, 2000.
The Senior Discount Notes may be called, at the Company's option, in whole or in part, at any time after February 1, 2001, and, upon specified change in control events, each holder has the right to require the Company to purchase its Senior Discount Notes at specified prices.

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

               The Company remains obligated to the CDA for an aggregate of $5,000,000 principal amount of indebtedness (the "CDA Note"), repayable in August 1999 and convertible to shares of Common Stock at an adjusted conversion price calculated at $3.00 plus the average market price of the Common Stock during the twelve months prior to conversion. The CDA also acquired warrants expiring in August 1999 to purchase 699,724 shares (as adjusted through December 31, 1998) of Common Stock, exercisable at an adjusted price calculated at $2.58 plus the average market price of the Common Stock during the twelve months prior to exercise. Under its arrangements with the CDA, the Company will be obligated to comply with certain covenants (some of which remain in effect until August 2004), whether or not the CDA Note has been paid in full, or be subject to certain penalties including immediate repayment of the CDA Note in full. In the event of specified changes in control of the Company coupled with prepayment of its note, the Company has rights to repurchase such warrants and shares at the fair market value thereof (calculated pursuant to such arrangements), and thereby, subject to the foregoing, extinguish such covenants. In all events (and notwithstanding any such repurchase), if the Company relocates outside of Connecticut before August 2004, all advances made by the CDA are subject to acceleration, together with a penalty of $250,000.

               The Company expects net losses and negative cash flows from operations to continue into the current fiscal year. The Company has been utilizing and will continue to utilize the net proceeds from the Private Placement in connection with the anticipated expansion of its operations and for general corporate purposes, including the funding of the Company's ongoing engineering, development and marketing efforts. The Company believes the proceeds of the Private Placement, together with its other cash and cash equivalents, will be sufficient to meet the Company's currently anticipated operating and capital expenditure requirements as it implements its business strategy and as required debt service under the Senior Discount Notes commences, and fund operations through the year ending December 31, 2000. As more fully described above, the Company's ability to meet its continuing debt service and other obligations will depend, among other factors, on the acceptance of the Company's system in its intended market and the Company's success in implementing its business strategy and achieving large scale commercialization of the ERS ShelfNet System. In the event commercialization does not result in sufficient liquidity to the Company, the Company may need to raise additional long-term financing to support operations and service debt. The Company has no current arrangement with respect to, or sources of, any additional financing, and there can be no assurance that any such additional financing would be available on terms reasonable to the Company.

Year 2000

               The "year 2000" problem relates to computer systems that have time and date-sensitive programs that were designed to read years beginning with "19", but may not properly recognize the year 2000. If the ERS ShelfNet System or a computer system or software application used by the Company or a third party dealing with the Company fails because of the inability of the system or application to properly read the year "2000", the results may adversely affect the Company.

               Accordingly, the Company has been reviewing the ERS ShelfNet System and its internal computer programs and systems to ensure year 2000 compliance. During 1998, the Company established a project team designed to address year 2000 risks in a methodical manner, concentrating in four separate areas of activity: (i) internal systems, (ii) products, (iii) customers and (iv) suppliers. The Company's project team provides consulting services where needed in the areas of project planning and estimating, testing and technical issues, and runs remedial projects where needed. The Company does not contemplate an independent review of its year 2000 risks or estimates, but has engaged and will engage experts on specific projects where required.

               The project team has been reviewing the year 2000 compliance status of the software and systems used in the Company's internal business processes and is making necessary upgrades and modifications. The project team intends to obtain appropriate assurances of compliance from manufacturers of hardware and software products used by the Company internally, and their agreement to modify or replace any non-compliant products. If the Company is unable to obtain such assurances, the project team will undertake to test such components and, if necessary, replace them.
The Company anticipates that the software or systems that the Company deems significant to its business will be year 2000 compliant by the end of the second quarter of 1999, but there can be no assurance that the Company will not experience delays in implementing compliant products.

               The project team has completed preliminary testing of the new generation software of the ERS ShelfNet System and has found it to be year 2000 compliant in all material respects. The project team has also determined that the new generation software may be utilized to upgrade non-compliant prior generation software. The project team anticipates completing its testing of the new generation software by the end of the first quarter of 1999 and will undertake any necessary corrective measures during the second and third quarters of 1999. Although the Company's agreements with customers generally limit liability of the Company, there can be no assurance that customers with installed prior generation systems may not assert claims against the Company if they experience year 2000 problems with their systems. Given the terms of the Company's arrangements with these customers, the Company does not believe that any such development will result in any material financial exposure to the Company.

               As part of the Company's effort, it will recreate customer environments to the extent possible, and test data interfaces and other applications to assist customers in year 2000 compliance.
Many customers and potential customers are expending significant resources to correct their current operations for year 2000 compliance, which may affect purchasing patterns and result in reduced time and funds available to investigate the purchase of the ERS ShelfNet System.

               The Company also faces risk to the extent that suppliers of products, services and systems purchased by the Company and others with whom the Company transacts business on a worldwide basis do not comply with year 2000 requirements. The project team is implementing a program to obtain appropriate assurances of year
2000 compliance from the Company's principal suppliers, and is endeavoring to determine the extent to which the Company is vulnerable to their failure to remediate year 2000 issues. The
Company has obtained certain written certifications from such vendors as to year 2000 compliance and plans to obtain the remainder by the end of the second quarter of 1999. To the extent that a supplier or vendor poses unacceptable year 2000 risks to the Company, the Company will seek to identify alternative supply sources. As more fully described under "Item 1. Business-
Manufacturing", the Company believes alternative sources of system components are available and maintains an inventory of its products, which the Company believes is sufficient to account for temporary supply disruptions.

               The Company presently believes that the ERS ShelfNet System and the Company's internal computer systems will be year 2000 compliant in a timely manner. However, while the Company estimates the cost of these efforts to be less than approximately
$300,000, there can be no assurance that such costs will not exceed such amount. Notwithstanding management's current assessment that no material exposure to significant business interruption exists, the Company plans by the end of the second quarter of 1999 to complete contingency plans in the event its year 2000 project is not completed in a timely manner, or in the event unforeseen difficulties arise. The Company will appropriately modify its strategy as additional circumstances come to its attention, but there can be no assurance that the Company will timely identify and remediate all significant year 2000 problems, that remedial efforts will not involve significant additional time and expense, or that such problems will not have an effect on the Company's business, results of operations or financial position more substantial than currently anticipated.

Market Risk

               The Company is subject to market risks related to changes in interest rates and, accordingly, the Company's objective is to minimize any impact on its financial position from these risks.
The Company's cash and cash equivalents predominantly consist of short-term, highly-liquid U.S. treasury bills and certificates of deposit, in order to minimize interest rate risk. The Company does not enter into transactions involving derivative financial instruments for speculative trading purposes.

               The Company utilizes sensitivity analysis, along with other techniques, as a basis for measuring the impacts that market risk exposure may have on the fair value of the Company's debt and financial instruments. If market interest rates were to increase immediately and uniformly by ten percent from levels at December
31, 1998,the decline in fair value of the portfolio would not be material. The Company's long-term term debt bears interest, for the most part, at a fixed rate and, therefore, relative to its long-term debt, an immediate ten percent change in the market interest rates would not materially impact the Company's financial statements.

               These effects of hypothetical changes in interest rates, however, ignore other effects the same movement may have arising from other variables, and actual results could differ from the sensitivity calculations of the Company. The Company regularly assesses additional relevant variables, establishes policies and business practices to protect against the adverse effects of using any given financial instruments and does not anticipate any material losses generated by these risks.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

               For information concerning this item, see "Item 7.
Management's Discussion and Analysis of Financial Condition and
Results of Operations-Market Risk," which information is incorporated herein by reference.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

              For information concerning this item, see "Item 1. Business-Executive Officers" and the Proxy Statement to be filed with respect to the 1999 Annual Meeting of Stockholders (the "Proxy
Statement"), which information is incorporated herein by reference.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

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

                 (b)        Current Reports on Form 8-K:

                            During the quarter ended December 31, 1998, the
Company filed a Current Report on Form 8-K dated November 6, 1998 reporting, under "Item 5. Other Events" thereunder, the movement of the Company's Common Stock to the Nasdaq SmallCap Market. No financial statements were included with such report.

                                            POWER OF ATTORNEY

         The issuer and each person whose signature appears below hereby appoint Norton Garfinkle, Bruce F. Failing, Jr. and Jerry
McAuliffe as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report which amendments may make such changes in the report as the attorney-in-fact acting deems appropriate and to file any such amendment to the report with the Securities and Exchange Commission.

                                    SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 1999                               ELECTRONIC RETAILING SYSTEMS
                                                     INTERNATIONAL, INC.

                                                    By s/Bruce F. Failing, Jr.
                                                      ------------------------
                                                      Bruce F. Failing, Jr.
                                                      Vice Chairman of the Board
                                                      and Principal Executive
                                                      Officer

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                         Title                           Date
---------                         -----                           -----
s/Bruce F. Failing, Jr.           Vice Chairman of the Board      March 31, 1999
-----------------------            and Principal Executive
Bruce F. Failing, Jr.              Officer

s/Jerry McAuliffe                 Vice President and              March 31, 1999
-----------------------            Principal  Financial and
Jerry McAuliffe                    Accounting Officer

S/Paul A. Biddelman               Director                        March 31, 1999
-----------------------
Paul A. Biddelman


s/David Diamond                   Director                        March 31, 1999
----------------------
David Diamond


s/Norton Garfinkle                Director                        March 31, 1999
----------------------


s/Sheldon Weinig                  Director                       March  31, 1999
-----------------------
Sheldon Weinig


s/Donald E. Zilkha                Director                       March  31, 1999
-----------------------
Donald E. Zilkha
/TABLE

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Financial Statements:

Report of Independent AccountantS. . . . .       F-2

Consolidated Balance Sheet, December 31,
  1998 and 1997. . . . . . . . . . . . . .       F-3

Consolidated Statement of Operations for
  the years ended December 31, 1998, 1997
  and 1996 . . . . . . . . . . . . . . . .       F-4

Consolidated Statement of Cash Flows
  for the years ended December 31, 1998,
  1997 and 1996. . . . . . . . . . . . . .       F-5

Consolidated Statement of Changes in
  Stockholders' (Deficit) Equity for the
  years ended December 31, 1998, 1997
  and 1996 . . . . . . . . . . . . . . . .       F-6

Notes to Consolidated Financial Statements.      F-7

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

                                          REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Electronic Retailing Systems International, Inc.

In our opinion, the consolidated financial statements listed in the index on page F-1 present fairly, in all material respects, the financial position of Electronic Retailing Systems International, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICEWATERHOUSECOOPERS LLP



Stamford, Connecticut
March 29, 1999

                  Electronic Retailing Systems International, Inc.
                            Consolidated Balance Sheet
                (in thousands, except per share and share amounts)
                                                      December 31,
                                                    ----------------
                                                    1998        1997
                                                    ----        ----
Assets
Current assets
 Cash and cash equivalents (Note 2)              $ 63,877    $82,400
 Accounts receivable - net of allowance
   for doubtful accounts of $352 in 1998
   and $229 in 1997                                 1,260        203
 Receivables from affiliates (Note 3)                  --         36
 Installations in progress                            398        202
 Inventories - net of reserves of $3,991 in
   1998 and $1,021 in 1997 (Note 2)                 6,612      7,273
 Prepayments and other current assets                 761        740
                                                 ---------   --------
   Total current assets                            72,908     90,854
                                                 ---------   --------
Furniture and equipment (Note 2)                    5,113      5,055
 Accumulated depreciation                          (1,462)    (1,753)
                                                 ---------   --------
Furniture and equipment, net                        3,651      3,302
                                                 ---------   --------
Debt issuance costs (Note 2)                        4,475      5,038
Other non-current assets                              592      1,014
                                                 ---------   --------
Total assets                                    $  81,626   $100,208
                                                =========   ========
Liabilities and Stockholders' Deficit
Current liabilities
  Accounts payable and accrued expenses          $  1,877    $ 2,128
  Accrued salaries and benefits                       337        354
  Notes payable                                     4,997        -
                                                 --------    -------
    Total current liabilities                       7,211      2,482
                                                 --------    -------
 Long-term debt (Note 6)                          124,057    113,102
                                                 --------    -------
 Common stock purchase warrants (Note 6)            5,100      5,100
 Commitments and contingencies (Note 8)                 -          -

Stockholders' deficit
 Preferred stock, undesignated (par value
  $1.00 per share; 2,000,000 shares
     authorized,none issued and outstanding)           -          -
 Common stock (par value $0.01 per share;
  35,000,000 authorized; 21,249,447 and
  21,187,035 shares issued and outstanding
  in 1998 and 1997, respectively)                     212        211
 Additional paid-in capital                        51,374     51,328

 Accumulated deficit                             (106,328)   (72,015)
                                                   -------    -------
   Total stockholders' deficit                    (54,742)   (20,476)
                                                   -------   -------
Total liabilities and stockholders'
  deficit                                        $ 81,626   $100,208

                                                 ========    =======
                  See accompanying notes to consolidated financial statements

                     Electronic Retailing Systems International, Inc.
                         Consolidated Statement of Operations
                       (in thousands, except per share amounts)
                                                  Year Ended December 31,
                                                 ----------------------------
                                                 1998        1997        1996
                                                 ----        ----        ----
Revenues
 Product sales                                $ 2,900     $ 1,147     $  4,106
 Maintenance                                      864         825          896
                                             --------    --------    ---------
 Total revenues                                 3,764       1,972        5,002
                                             --------    --------    ---------
Cost of goods sold
 Product sales                                  7,441       2,941        5,238
 Maintenance                                      654         758          966
                                              --------    --------    ---------
  Total cost of goods sold                      8,095       3,699        6,204
                                             --------    --------    ---------
 Gross loss                                    (4,331)     (1,727)      (1,202)
                                             --------    --------    ---------
Operating expenses
 Selling, general and administrative
  (including amounts to related parties
   of $192 in 1998, $125 in 1997 and $34
   in 1996)  (Note 3)                          12,671      12,394        6,310
 Research and development (Note 9)              3,928       3,409        1,614
 Depreciation and amortization                    375         301          162
 Stock option compensation (Note 10)               -           -            44
                                             --------    --------    ---------
  Total operating expenses                     16,974      16,104        8,130
                                             --------    --------    ---------
 Loss from operations                         (21,305)    (17,831)      (9,332)
                                             --------    --------    ---------
Other income (expenses)
 Interest income                                3,982       4,982          302
 Interest expense                             (16,886)    (14,024)        (382)
 loss on disposals                               (104)         -            -
                                              --------    --------    ---------
  Total other income (expenses)               (13,008)     (9,042)         (80)
                                              --------    --------    ---------
  Net loss                                   $(34,313)   $(26,873)    $ (9,412)
                                              ========    ========    =========
Earnings per Share
 Weighted average common shares
  outstanding                                  21,233      21,096       16,169
                                              ========    ========    =========
Basic loss per common share (Note 2)          $ (1.62)    $ (1.27)    $  (0.60)
                                              ========    ========    =========


                  See accompanying notes to consolidated financial statements
                                                             F-4

                   Electronic Retailing Systems International, Inc.
                          Consolidated Statement of Cash Flows
                                     (in thousands)
                                                   Year Ended December 31,
                                                ----------------------------
                                                1998        1997      1996
                                                ----        ----      ----
Net Cash Flows from Operating Activities:
Net loss                                     $  (34,313)  $(26,873)  $ (9,412)
Adjustments to reconcile net loss
 to net cash used in operating activities:
  Depreciation and amortization                   2,994      1,799        660
  Loss on disposal of fixed assets                                        104
   Common stock purchase warrants                     -        510         -
  Provision for inventory obsolescence            3,099        392        843
  Provision for doubtful accounts                   165        252        168
    Stock option compensation                         -          -         44
    Accrued interest                             15,441     12,798         -
  Accounts receivable                            (1,222)       606        126
  Inventories                                    (2,438)    (6,844)       209
  Other current and non-current assets             (168)      (405)        30
  Current liabilities                              (268)       934       (217)
                                              ---------   ---------  ----------
    Net cash used in operating activities       (16,606)   (16,831)    (7,549)
                                              ---------   ---------  ----------
Cash Flows from Investing Activities:
 Capital expenditures                            (1,730)    (3,334)      (397)
 Capitalized product development costs             (373)      (375)      (592)
 Disposal of fixed assets                           139          -          -
                                               ---------   ---------   ---------
    Net cash used in investing
      activities                                 (1,964)    (3,709)      (989)
                                               ---------   ---------   ---------
Cash Flows from Financing Activities:
 Net proceeds from the issuance of long-
   term debt                                         -      89,478         -
 Net proceeds from the issuance of common stock      47        164     12,111
 Net proceeds from the issuance of long-term
   note                                              -          -       1,650
 Net proceeds from the issuance of common stock
   purchase warrants                                 -       5,100          -
 Cash payments to preferred stockholders
  upon conversion                                    -          -        (235)
                                                ---------   ---------  --------
   Cash provided by financing activities             47     94,742     13,526
                                                ---------   ---------  --------
Net (decrease) increase in cash and cash
 equivalents                                    (18,523)    74,202      4,988
                                                ---------   ---------  --------
Cash and cash equivalents at beginning of
 period                                          82,400      8,198      3,210
                                                ---------  ---------   ---------
Cash and cash equivalents at end of period     $ 63,877    $82,400     $8,198
                                                =========  =========   =========

There were no cash payments for income taxes in the years 1998, 1997 and 1996. Cash payments for interest expense were $401, $339 and $380 in 1998, 1997 and 1996, respectively. In 1996, preferred stock was converted to 3,138,900 shares of common stock in a non cash transaction.
        See accompanying notes to consolidated financial statements

                     Electronic Retailing Systems International, Inc.
           Consolidated Statement of Changes in Stockholders' (Deficit) Equity
                          (in thousands, except share amounts)
                                                        Additional
                                  Preferred   Common      Paid-in    Accumulated
                                    Stock     Stock       Capital    Deficit        Total
                                  ---------   --------   ---------   -----------   ---------
Balances at December 31, 1995       $   123    $    117   $ 38,474   $ (35,499)    $  3,215
                                  ---------   ---------  ---------   ----------     -------
Vesting of previously issued
  stock options                                                 44                       44
 Issuance of 65,860 common shares
  with exercise of stock options                      1                                   1
 Issuance of 2,310 shares of
  preferred stock as dividends            2                    229        (231)       -
 Issuance and sale of 4,963,500
   common shares in offshore
   offering, and issuance of
   218,957 common shares to
   placement agent                                  52      10,087                    10,139
 Issuance and sale of 911,657
   common shares in private
   placement                                         9       1,982                     1,991
 Conversion of Series A preferred
  stock and issuance of 3,138,900
  common shares                       (125)         31        (161)                    (255)
 Net loss for year                                                      (9,412)      (9,412)
                                   ---------   ---------  ---------  ----------    ---------
Balances at December 31, 1996      $   -       $    210   $ 50,655   $ (45,142)    $  5,723

 Issuance of common stock
  purchase warrants                                            510                      510
 Issuance of 139,929 common
  shares with exercise of stock
   options                                           1        163                       164
 Net loss for year                                                     (26,873)     (26,873)
                                  ---------   ---------  ---------  ----------    ---------
Balances at December 31, 1997      $    -      $    211   $ 51,328   $ (72,015)    $(20,476)

Issuance of 52,412 common
  shares with exercise of stock
   options                                           1         46                        47
 Net loss for year                                                     (34,313)     (34,313)
                                  ---------   ---------  ---------  ----------    ---------
Balances at December 31, 1998      $    -      $    212   $ 51,374   $(106,328)    $(54,742)
                                  =========   =========  =========  ==========    =========
See accompanying notes to consolidated financial statements

                            ELECTRONIC RETAILING SYSTEMS INTERNATIONAL, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -Organization:

            Electronic Retailing Systems International, Inc. ("ERS" or the "Company"), was incorporated in 1993 under the laws of the State of Delaware as a holding company for the business and assets of Electronic Retailing Systems International, Inc., incorporated in 1990 under the laws of Connecticut, and an affiliated partnership. The Company develops and supplies electronic shelf labeling systems. Electronic shelf labeling systems replace paper price tags on retail shelves with liquid crystal display labels and transmit pricing and other information to and from the aisle. The Company's system is designed to address retailers' needs for improved pricing accuracy and labor efficiencies by electronically linking a store's shelves to its POS scanners and central computer. The Company currently operates primarily in North America.

            The Company has sustained net losses and negative cash flows from operations since its inception and management expects these conditions to continue into the year ending December 31, 1999. Management believes that existing resources will enable the Company to fund operations through the year ending December 31, 2000; thereafter, the Company may need to raise additional long-term financing to support operations and service debt. There can be no assurance that additional financing would be available on terms reasonable to the Company.

Note 2 -Summary of Significant Accounting Policies:

            Basis of Consolidation

            The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany balances and transactions have been eliminated.

            Use of Estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions covering a broad spectrum of the Company's financial activities, and while the Company believes these estimates to be prudent, there exists a possibility that unexpected events might affect these estimates. While actual results could differ from those estimates, management believes that any one event would not have a material effect on the Company's future operating

                             ELECTRONIC RETAILING SYSTEMS INTERNATIONAL, INC.
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            results. The Company's future results and inventory valuation could be adversely affected by a number of factors, including
            (a) the timely availability and acceptance of ESL systems,
            (b) the impact of competitive products and pricing, and (c) the Company's ability to obtain system components from suppliers.

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

            Financial Instruments

            Financial instruments include cash, cash equivalents, letters of credit fully collateralized by cash and cash equivalents, notes payable, long-term debt and common stock purchase warrants. Financial instruments are carried at cost or accrued carrying value which approximates fair market value.

            Inventories

            Inventories are stated at the lower of cost (determined on a first in, first out basis) or market value. Inventories at December 31, 1998 consist of approximately $2,167,000 of materials and supplies and $4,445,000 of finished goods. Inventories at December 31, 1997 consisted of approximately $3,286,000 of materials and supplies and $3,987,000 of finished goods.

            Charges for excess, slow moving and obsolete inventory for the years 1998, 1997 and 1996 were $3,099,000, $392,000, and
            $843,000.

            Furniture and Equipment

            Furniture and equipment is stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets, none of which exceeds five years.

                           ELECTRONIC RETAILING SYSTEMS INTERNATIONAL, INC.
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Furniture and equipment as of December 31, 1998 and 1997, was comprised of the following (in (000s)):

                                      1998         1997
                                      ----         ----

Furniture                             $1,350       $1,723
Equipment                              3,763        3,332
                                      ------       ------
Furniture and equipment,
  at cost                              5,113        5,055
Accumulated depreciation              (1,462)      (1,753)
                                      ------       ------
Furniture and equipment, net          $3,651       $3,302
                                      ======       ======

Fully depreciated furniture and equipment no longer in use of $1,429 was written-off during 1998. In addition, during 1998 equipment with a cost of $243 was written off resulting in a loss of $104.

Product Development Costs

The Company capitalizes product development costs, principally wages and contractor fees, after establishing commercial and technical viability. Product development costs are stated at the lower of cost or net realizable value. These costs are amortized using the straight-line method over the shorter of the estimated useful life of the product or three years. The Company's policy is to make regular evaluations of the remaining product development costs for potential impairments of value through analysis of operating results and related cash flows, trends and prospects as well as competitive and economic factors. Amortization commences when the product is available for general release to customers. As of December 31, 1998 and 1997, unamortized capitalized costs of $559,000 and $969,000, respectively, are included as other non-current assets in the accompanying consolidated balance sheet. Amortization expense totaled $783,000, $262,000 and $203,000 for 1998, 1997 and 1996, respectively.

                            ELECTRONIC RETAILING SYSTEMS INTERNATIONAL, INC.
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            Debt Issuance Costs

            The Company has capitalized costs incurred in connection with the issuance of debt. Such costs are principally investment banking, legal, accounting, financial printing, and other related fees and costs. These costs are amortized using the effective interest method over the lives of the respective debt arrangements. As of December 31, 1998 and 1997, unamortized debt issuance costs of $4,475,000 and $5,038,000, respectively, are included as other non-current assets in the accompanying consolidated balance sheet. Amortization expense totaled $563,000, $440,000 and $19,000 for 1998, 1997 and
            1996, respectively.

            Revenue Recognition

            Revenue is recognized when the product is shipped or upon completion of installation of a trial electronic shelf label system, provided that no significant obligations remain and collection of the resulting receivable is deemed probable. Revenue from providing installation services to customers is recognized upon the completion of an installation. Under the SayGo plan, the Company recognizes revenues as monthly usage, and other fees are billed to customers, and depreciates the cost of hardware components of its systems over the start of their estimated useful lives or five years. Maintenance revenue for services provided under maintenance contracts is recognized over the service contract period. Other revenue for parts and services is recognized when provided.

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

                             ELECTRONIC RETAILING SYSTEMS INTERNATIONAL, INC.
                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            Stock Based Compensation

            The Company accounts for incentive plans and stock options using the provisions of Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees." Pro forma information required by Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," is included in
            Note 10.

            Earnings Per Share

            Basic earnings per share ("EPS") is calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing net loss for the period by the weighted average number of common shares outstanding and dilutive common stock equivalents.

            Due to the Company's loss position, the Company has reported only "basic" EPS. The presentation of "dilutive" EPS is not required as common stock equivalents are anti-dilutive. The number of securities at December 31, 1998, 1997, and 1996 that could potentially dilute basic EPS in the future are 5,745,496, 5,969,004, and 1,528,492, respectively. Such securities, which have been excluded from the calculation of basic EPS as they are anti-dilutive, include employee and director stock options, convertible debt, and common stock purchase warrants.

            Segment Information

            The Company is in one business segment, the electronic shelf labeling business, and follows the requirements of FAS 131, "Disclosures about Segments of an enterprise and Related Information;" however, the requirements do not have a material impact on the financial statements.

            Adoption of New Accounting Standard

            In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("FAS 130"), which is effective for fiscal years beginning after December 15, 1997. FAS 130 establishes new rules for the reporting and display of comprehensive income and its components. Comprehensive income is defined as "the change in equity of a business enterprise during a period

                             ELECTRONIC RETAILING SYSTEMS INTERNATIONAL, INC.
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            from transactions and other events and circumstances from non-owner sources." The adoption of this standard had no impact on the Company's financial statements.

            In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which the Company is required to adopt effective beginning January 1, 2000. The Company is currently evaluating the impact on its financial statements of adopting the standard and will comply as required; however, the impact is not expected to be material on the Company's financial statements.

            In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities". This SOP is effective January 1, 1999 and generally requires that all start-up costs, as defined, be expensed as incurred. The Company is in the process of identifying any previously capitalized costs which have to be expensed under this guidance. Any required adjustment, which is not estimated to be material, will be recorded as a cumulative effect adjustment in the first quarter of 1999.

            Reclassifications

            Certain prior year amounts have been reclassified to conform to current year presentation.

            Note 3 -Related Party Transactions:

            The Company has incurred certain common costs on behalf of affiliates, which were reimbursed by the affiliates, in connection with the sublease by the Company of a portion of its prior headquarters facility to such affiliates. Such common costs, including sublease payments, amounted to $0, $55,000 and $63,000 in 1998, 1997 and 1996, respectively (see
            Note 8). Unpaid amounts were included in receivables from affiliates at December 31, 1997, and 1996.

            The Company has received consulting services and paid a current and a former member of its Board of Directors, through an affiliate of the Company, fees of $192,000 and $125,000 in 1998 and 1997, respectively. The Company also has received consulting services and paid a former member of its Board of Directors fees of $34,000 in 1996.

                            ELECTRONIC RETAILING SYSTEMS INTERNATIONAL, INC.
                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Preferred Stock:

            In July 1995, the Company completed a private sale of 85,000 shares of its Series A Cumulative, Convertible Preferred Stock, $1.00 par value ("Series A Preferred Stock"), for an aggregate purchase price of $8.5 million. The purchase price was delivered by surrender of $3 million of the Company's debt held by the subscribers, which consisted of certain members of the Company's Board of Directors and their affiliates, and cash in the amount of $5.5 million. Subsequently in 1995, an affiliate of the Company's Chairman of the Board, and one of the subscribers, acquired 35,000 additional shares of Series
            A Preferred Stock at a purchase price per share of $100.

            In July 1996 in connection with the Company's offshore public offering (see Note 5) and contemporaneous private placement, holders of the Company's Series A Preferred Stock converted their shares, in accordance with their terms, into an aggregate of 3,138,900 shares of Common Stock, $.01 par value ("Common Stock"). In connection with the conversion, payments aggregating $235,000 were made to the Series A Preferred Stock holders.

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

Note 5 - Common Stock Offering:

            In July 1996, the Company completed the offshore public offering of an aggregate of 4,963,500 shares of its Common Stock, in accordance with Regulation S under the Securities Act of 1933, and the contemporaneous private placement to

                          ELECTRONIC RETAILING SYSTEMS INTERNATIONAL, INC.
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            subscribers, including certain members of the Company's Board of Directors and their affiliates, of an aggregate of 911,657 shares of Common Stock. Net proceeds from these transactions were approximately $12 million (exclusive of non-cash expenses represented by the issuance of 218,957 shares of Common Stock as commissions).

            In January 1997, the Company's stockholders voted to approve an increase in the number of authorized shares of Common Stock from 25,000,000 to 35,000,000 shares.

Note 6 - Debt and Common Stock Purchase Warrants:

            In August 1994, the Company completed a financing arrangement with the Connecticut Development Authority ("CDA"), under which the CDA loaned $5 million to the Company through February 1996. Such indebtedness is repayable in August 1999, accrues interest, payable monthly, at a rate of 7.4% per annum, is subject to prepayment without premium at the option of the Company, and is convertible into shares of the Common Stock of the Company. This note has been classified as short term on the Company's balance sheet at December 31, 1998. Such indebtedness is collateralized by the Company's assets.

            The Company also issued to the CDA warrants to purchase 600,000 shares of Common Stock. At issuance, the original conversion price of the debt and exercise price of the warrants was in excess of the then market price of the Company's Common Stock and, accordingly, nominal value was assigned to the warrants. The agreements entered into with the CDA were amended effective upon consummation of the initial sale of the Company's Series A Preferred Stock (see Note 4), and as a result of additional provisions contained in the CDA's warrants to provide as follows: (i) the conversion price of the debt held by the CDA is $3.00 plus the average market price of the Common Stock during the twelve months prior to conversion, (ii) the exercise price of the CDA's warrants is calculated as $2.58 plus the average market price of the Common Stock during the twelve months prior to exercise, and
            (iii) the number of shares subject to purchase upon exercise of the CDA's warrants is 699,724.

            In January 1997, the Company completed the sale, in a private offering (the "Private Placement"), of 147,312 Units ("Units") consisting of $147,312,000 principal amount at maturity of 13-1/4% Senior Discount Notes due February 1,

                        ELECTRONIC RETAILING SYSTEMS INTERNATIONAL, INC.
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            2004 (the "Notes") together with warrants to purchase an aggregate of 2,538,258 shares of Common Stock, at an exercise price of $5.23 per share, exercisable from the period commencing on the first anniversary of closing through February 1, 2004.

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

            Long-term debt as of December 31, 1998 and 1997 was comprised of the following (in 000s):

                            ELECTRONIC RETAILING SYSTEMS INTERNATIONAL, INC.
                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                        1998           1997
                                                        ----           ----
            7.4% CDA Note due August 12, 1999           $    -         $ 4,993
            13.25% Senior Discount Notes
              due February 1, 2004 (in-
              cluding interest accrued
              of $15,441 and $12,798)                124,057           108,109
                                                    --------           -------
           Total long-term debt                     $124,057          $113,102
                                                    ========           =======

            The Company engaged Patricof & Co. in connection with certain corporate finance services and, in addition to fees paid, issued three-year warrants in the second quarter of 1997 exercisable with respect to 250,000 shares of Common Stock at a price of $5.24 per share. The estimated fair value of warrants issued to Patricof & Co. approximated $510,000, and has been recorded as an increase to Additional Paid-in Capital.

Note 7 - Customer Information:

            All of the Company's sales are to customers in the retail food market industry. Significant customer sales for the years ended December 31, 1998, 1997 and 1996 were as follows:

            Customer                                  1998     1997     1996
                                                      ----     ----     ----

            The Stop & Shop Supermarket Company        59%      41%      46%
            Big Y Foods, Inc.                          --       --       20%
            Shaw's Supermarkets, Inc.                  29%      22%      13%
            H.E. Butt Grocery Co.                      --       11%      --


            Accounts receivable at December 31, 1998 and 1997 are unsecured and concentrated among major supermarket chains in the United States. If the customers within this concentration failed to pay according to the terms of their agreements these receivables would be reduced to nominal value.

                  ELECTRONIC RETAILING SYSTEMS INTERNATIONAL, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8  Commitments and Contingencies:

            The Company leases its facilities under operating lease agreements. During 1998, 1997 and 1996 rental expense amounted to approximately $946,000, $424,000 and $278,000, respectively.

            Future minimum lease payments on a calendar year basis under non-cancelable leases, as of December 31, 1998, are as follows:

                                                       Total
                                                     Commitments
                                                     ----------
                        1999                            768,000
                        2000                            788,000
                        2001                            816,000
                        2002                            777,000
                        2003       and thereafter     2,989,000
                                                     ----------
                                                     $6,138,000
                                                     ==========

            The Company is involved in certain litigation incidental to the conduct of its business and affairs. Management does not believe that the outcome of any such litigation will have a material adverse effect on the financial condition or results of operations of the Company.

Note 9 - Research and Development:

            Research and development activities were a major component of the Company's expenditures and efforts during 1998, 1997 and 1996. The Company's research and development expenses (including the allocation of applicable salaries) during 1998, 1997 and 1996 were $3,928,000, $3,409,000 and $1,614,000, respectively.

Note 10 - Stock Option and Defined Contribution Plan:

            The Company has an employee stock option plan whereby options to purchase shares of Common Stock may be granted to key employees of the Company. The stockholders have approved successive increases in the number of shares of Common Stock available for issuance under the plan, which currently authorizes the grant of options covering 3,500,000 shares. Options granted under the plan typically become exercisable over a period of four years and have a term of 10 years.

                        ELECTRONIC RETAILING SYSTEMS INTERNATIONAL, INC.
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


            A summary of all option activity pursuant to the employee stock option plan is as follows:

                                                    Price Range     Options
                                                    -----------     -------
            Options outstanding December 31, 1995    $ .01-$6.00     917,729
                                                                   ---------
               Options granted                       $1.88-$2.25     380,784
               Options exercised                     $ .01           (65,860)
               Options canceled                      $2.25-$6.00    (354,161)
                                                                   ---------
            Options outstanding December 31, 1996    $ .01-$5.875    878,492
                                                                   ---------
               Options granted                       $4.88-$6.19   1,117,117
               Options exercised                     $ .01-$5.00    (139,929)
               Options canceled                      $ .01-$6.13    (120,552)
                                                                   ---------
            Options outstanding December 31, 1997    $ .01-$6.19   1,735,128
                                                                   ---------
               Options granted                       $2.25-$4.00     918,099
               Options exercised                     $ .01-$2.25     (52,412)
               Options canceled                      $ .01-$6.13  (1,181,853)
                                                                   ----------
            Options outstanding December 31, 1998    $ .01-$6.19   1,418,962
                                                                   ==========

            Options exercisable at:

                        December 31, 1998          280,165
                        December 31, 1997          271,450
                        December 31, 1996          145,042

            The following table summarizes information about employee stock options outstanding and exercisable at December 31, 1998:

                           ELECTRONIC RETAILING SYSTEMS INTERNATIONAL, INC.
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                               Weighted       Weighted                                   Weighted
Range of                                       Average        Average                                    Average
Exercise          Number          Remaining    Exercise       Number           Exercise
 Prices           Outstanding     Life          Price         Exercisable      Price
---------         -----------     ---------     ---------     -----------      ---------
$ .01                 251,862     3 years      $ .01          106,359          $ .01
$2.25-$4.00         1,070,881     9            $3.16          117,274          $2.28
$4.88-$6.13            96,219     8            $5.14           56,532          $5.12
                    ---------                                 -------
                    1,418,962                                 280,165
                   ==========                                 =======

            Additionally, the Company has a director stock option plan under which options covering 750,000 shares of Common Stock may be granted to directors of the Company. During 1998, 47,500 options were granted to directors of the Company to purchase an equal number of common shares pursuant to this plan at option prices of $2.75 and $4.00. As of December 31, 1998 options covering an aggregate of 100,000 shares of Common Stock were outstanding under the plan.

            In June 1998, the Company's Board of Directors approved a plan to issue new options with a lower exercise price and a different vesting period upon surrender by the employee of existing options. Employee options with exercise prices ranging from $4.875 to $6.1875 to purchase 508,863 shares of common stock were exchanged for 508,863 shares at the price of $3.50, which was the fair market value at the time of exchange. The tables above have been adjusted to reflect these reduced exercise prices, and the extension of the option's life.

            The Company applies APB Opinion 25 and related interpretations in accounting for its employee and director stock option plans. The consolidated statement of operations for the year ended December 31, 1996 includes noncash stock option compensation expense of $44,000 representing compensation earned for employee service through the periods then ended related to option grants. Had compensation expense for the Company's employee stock option plan been determined based on the fair value at the grant dates of awards under the plan, consistent with FAS 123, the Company's net loss and basic loss per common share would have been the pro forma amounts indicated below:

                          ELECTRONIC RETAILING SYSTEMS INTERNATIONAL, INC.
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  1998            1997            1996
                                  ----            ----            ----
Net loss:
  As reported                     ($34,313,000)   ($26,873,000)  ($9,412,000)
  Pro forma                       ($35,781,000)   ($28,052,000)  ($9,412,000)

Basic loss per common share:
  As reported                           ($1.62)         ($1.27)      ($0.60)
  Pro forma                             ($1.64)         ($1.33)      ($0.60)


            The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used in 1998, 1997 and 1996:

                                        1998       1997      1996
                                        ----       ----      ----
            Dividend yield                 0%         0%        0%
            Expected volatility          112%       114%       53%
            Risk-free interest rate        5%         6%        7%
            Expected life                  6 years    6 years   5 years

            The weighted average fair value of stock options granted during the years ended December 31, 1998, 1997 and 1996 was $2.89, $4.82 and $1.31, respectively.

            The Company has a defined contribution profit sharing and savings plan which qualifies under Section 401(k) of the Internal Revenue Code for employees meeting certain service requirements. Participants may contribute up to 15% of their gross wages, not to exceed in any given year a limitation set by Internal Revenue Service regulations (such limitation was $10,000 in 1998). The plan provides for discretionary matching contributions, as determined by the Board of Directors, to be made by the Company. There was $34,000 contributed to the plan, by the Company, as of December 31, 1998. There were no discretionary amounts contributed to the plan as of December 31, 1997.

                            ELECTRONIC RETAILING SYSTEMS INTERNATIONAL, INC.
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Income Taxes:

            The Company has incurred net losses since inception which have generated net operating loss carryforwards of $73.7 million for federal income tax purposes. These carryforwards are available to offset future taxable income and begin to expire in the year 2008. These losses are subject to limitation on future years utilization should certain ownership changes occur.

            The net operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes result in a noncurrent deferred tax benefit at December 31, 1998 and 1997 of $44.5 million and $32.5 million, respectively. In consideration of the Company's accumulated losses and the uncertainty of its ability to utilize this deferred tax benefit in the future, the Company has recorded a valuation allowance of an equal amount on such dates to fully offset the deferred tax benefit amount.

            Significant components of the noncurrent deferred tax asset at December 31, 1998 and 1997 are as follows:

                                        1998              1997
                                        ----              ----
Net operating loss carryforwards       $30,662,000       $29,127,000
Deferred interest expense               10,113,000            --
Stock option compensation                2,726,000         2,642,000
Other                                      977,000           762,000
                                        ----------       -----------
Total deferred tax benefit              44,478,000        32,531,000
Valuation allowance                    (44,478,000)      (32,531,000)
                                       -----------       -----------
Net noncurrent deferred tax asset      $     --          $     --
                                       ===========       ===========


In 1998, 1997 and 1996 a statutory Federal income tax rate of 34% and a state income tax rate of 7.6%, net of the Federal tax benefit, were applicable to the Company. Due to the Company's taxable losses the effective tax rate was nil in each year.

                             ELECTRONIC RETAILING SYSTEMS INTERNATIONAL, INC.
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The income tax provision calculated for financial reporting purposes differs from income taxes determined by applying the statutory Federal income tax rate to the financial statement net loss for the years ended December 31, 1998, 1997 and 1996 as a result of the following:

                                            1998       1997       1996
                                            ----       ----       ----
  Tax benefit at Federal statutory
    rate                                 $11,156,000   $9,083,000 $3,200,000
  State income tax benefit, net of
   Federal tax charge                      2,494,000    2,031,000    714,000
  Net loss not providing current
   year tax benefit                      (12,641,000) (11,063,000)(3,608,000)
  Non-deductible interest                   (987,000)      --          --
  Other                                     ( 22,000)    (51,000)   (306,000)
                                          ----------  ----------    --------
    Provision for income taxes            $    -      $    -        $   -
                                          =========== ==========    ==========

Note 12 - Proposed ERS/Telepanel Combination:

            In October 1997, the Company and Telepanel Systems Inc. ("Telepanel") executed an agreement providing for the combination of the Company and Telepanel, as a result of which ERS would have become the sole beneficial owner of the outstanding Telepanel Common Shares. In February 1998, as an interim arrangement pursuant to the combination agreement, the Company and Telepanel entered into a joint distribution agreement providing for the creation of a joint venture (the "Joint Venture") that would hold specified distribution rights. Pursuant to such arrangements, in February 1998 the Company advanced the amount of $2,000,000 to the Joint Venture, which accrued interest payable monthly, at the prime rate plus 2.5% per annum, was guaranteed by Telepanel and its subsidiaries, and was collateralized by all of the assets of Telepanel and its subsidiaries (such collateral subordinated in right to specified bank indebtedness but prior in right to any other interest).

                            ELECTRONIC RETAILING SYSTEMS INTERNATIONAL, INC.
                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    In March 1998, the Company announced that the condition to closing contained in the combination agreement requiring confirmation that the transaction would qualify for pooling-of-interests accounting treatment failed to be satisfied, and the Company's Board of Directors determined that it did not intend to waive the condition to combine regarding qualification for pooling-of-interests accounting treatment. In April 1998, the Company and Telepanel executed a formal agreement to terminate their combination agreement and executed reciprocal releases thereunder. In addition, the parties agreed: (i) to terminate their joint distribution agreement;
    (ii) that the Company would withdraw its demand for acceleration of payment of the outstanding working capital advances to the Joint Venture (as a result of the failure of the Joint Venture to pay interest when due); and (iii) that such balances would be due in October
    1998, subject to earlier repayment from equity or debt offerings of Telepanel. The outstanding advances to the Joint Venture were repaid in full in October 1998.

                                INDEX TO EXHIBITS

Exhibit Number                  Document Description
--------------                  --------------------
3.1                    -        Certificate of Incorporation of the Company
                                (Incorporated by reference to Exhibit 3.1
                                of the Registration Statement on Form S-4
                                No. 333-21893).

3                      -        By-laws of the Company (Incorporated by
                                reference to Exhibit 3.2 to the Annual
                                Report on Form 10-K for the year ended
                                December 31, 1997).

10.1                   -        Form of Reorganization Agreement dated March
                                12, 1993 among the Company, the Principal
                                Subsidiary, Norton Garfinkle, The G/N
                                Garfinkle Trust, Bruce F. Failing, Jr.,
                                The Failing Trust,  Elizabeth Z. Failing,
                                Robert D. Power and John Stevens
                                (Incorporated by reference to Exhibit
                                10.1 to  the Registration Statement on
                                Form S-1 No. 33-59486).

10.2                    -       Form of Registration Rights Agreement dated
                                March 12, 1993 among the Company, Norton
                                Garfinkle, The G/N Garfinkle Trust, Bruce
                                F. Failing, Jr., The Failing Trust,
                                Elizabeth Z. Failing, Robert D. Power and
                                John Stevens (Incorporated by reference
                                to Exhibit 10.2 to the Registration
                                Statement on Form S-1 No. 33-59486).

10.3                    -       Form of Restated Stockholders' Agreement dated
                                March 12, 1993 among Norton Garfinkle,
                                The G/N Garfinkle Trust, Bruce F.
                                Failing, Jr., The Failing Trust and
                                Elizabeth Z. Failing (Incorporated by
                                reference to Exhibit 10.3 to the
                                Registration Statement on Form S-1 No.
                                33-59486), together with Amendment No. 1
                                to Restated Stockholders Agreement dated
                                October 29, 1997 (Incorporated by
                                reference to Exhibit 10.4 to the Annual
                                Report on Form 10-K for the year ended
                                December 31, 1997) and Amendment No. 2 to
                                Restated Stockholders Agreement dated

                                April 25, 1998 (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March
                                31, 1998).

10.4                  -         Form of Reorganization Agreement dated March
                                12, 1993 among the Company, the
                                Partnership, the Principal Subsidiary,
                                and the limited partners of the
                                Partnership (Incorporated by reference to
                                Exhibit 10.4 to the Registration
                                Statement on Form S-1 No. 33-59486).

10.5                   -        Form of Registration Rights Agreement dated
                                March 12, 1993 among the Company and the
                                limited partners of the Partnership
                                (Incorporated by reference to Exhibit
                                10.5 to the Registration Statement on
                                Form S-1 No. 33-59486).

10.6                   -        Registration Rights Agreement dated as of July
                                24, 1995 among the Company, Donald E.
                                Zilkha, Bruce F. Failing, Jr., Hanseatic
                                Corporation and Garfinkle Limited
                                Partnership II (Incorporated by reference
                                to Exhibit 5(d) of the Current report on
                                Form 8-K dated July 24, 1995).

10.7                   -        Technical Services Agreement dated October 1,
                                1985 between Telepanel, Inc. and Amacrine
                                International, Inc. (Incorporated by
                                reference to Exhibit 10.10 to the
                                Registration Statement on Form S-1 No.
                                33-59486).

10.8                    -       License Agreement dated January 27, 1993
                                between the Company and Telepanel Systems
                                Inc. (Incorporated by reference to
                                Exhibit 10.11 to the Registration
                                Statement on Form S-1 No. 33-59486).

10.9                    -       Note and Warrant Purchase Agreement dated as
                                of August 12, 1994 among the Company, the
                                Principal Subsidiary, and the Connecticut
                                Development Authority (Incorporated by
                                reference to Exhibit 10(a) to the
                                Quarterly Report on Form 10-Q for the
                                period ended June 30, 1994), together
                                with 7.4% Convertible Note dated August
                                12, 1994 executed by

                                the Company and the Principal Subsidiary to the Connecticut Development Authority
                                (Incorporated by reference to Exhibit
                                10(b) to the Quarterly Report on Form 10-
                                Q for the period ended June 30, 1994),
                                and Stock Subscription Warrant dated
                                August 12, 1994 issued by the Company to the Connecticut Development Authority
                                (Incorporated by reference to Exhibit
                                10(c) to the Quarterly Report on Form 10-
                                Q for the period ended June 30, 1994),
                                and Conditional Assignment and Security
                                Agreement dated August 12, 1994 among the
                                Company, the Principal Subsidiary and the Connecticut Development Authority
                                (Incorporated by reference to Exhibit
                                10(d) to the Quarterly Report on Form
                                10-Q for the period ended June 30, 1994).

10.10                  -        Placing Agreement dated July 5, 1996
                                between the Company and Henderson
                                Crosthwaite Institutional Brokers Limited
                                (Incorporated by reference to Exhibit 5
                                to the Company's Current Report on Form
                                8-K dated July 11, 1996), together with
                                Agreement with respect to U.S. Securities
                                Laws dated July 2, 1996 between the
                                Company and Henderson Crosthwaite
                                Institutional Brokers Limited
                                (Incorporated by reference to Exhibit
                                5(d) to the Company's Current Report on
                                Form 8-K dated July 11, 1996).

10.11                  -        Forms of Subscription Agreement accepted
                                July 5, 1996 by the Company (Incorporated
                                by reference to Exhibit 5(f) to the
                                Company's Current Report on Form 8-K
                                dated July 11, 1996, together with
                                Registration Rights Agreement dated July
                                11, 1996 between the Company and the
                                subscribers parties thereto (Incorporated
                                by reference to Exhibit 5(g) to the
                                Company's Current Report on Form 8-K
                                dated July 11, 1996).


10.12               -          Warrant Agreement dated as of January 24, 1997
                               between the Company and American Stock
                               Transfer & Trust Company (Incorporated by
                               reference to Exhibit 10.20 to the
                               Registration Statement on Form S-4 No. 333-
                               21893).

10.13               -          Indenture dated as of January 24, 1997 between
                               the Company and United States Trust Company
                               of New York (Incorporated by reference to
                               Exhibit 4.1 to the Registration Statement
                               on Form S-4 No. 333-21893).

10.14               -          Registration Rights Agreement dated January
                               20, 1997 between the Company and Credit
                               Suisse First Boston Corporation and UBS
                               Securities LLC (Incorporated by reference
                               to Exhibit 4.3 to the Registration
                               Statement on Form S-4 No. 333-21893).

10.15               -          Lease Agreement dated May 30, 1997 between 488
                               Main Avenue Associates, LLC and the
                               Company, together with Amendment No. 1
                               thereto (Incorporated by reference to
                               Exhibit 10.17 to the Annual Report on
                               Form 10-K for the year ended December 31,
                               1997).

10.16               -          Lease Agreement dated October 1, 1997 between
                               Kurian Limited Partnership and the Company
                               (Incorporated by reference to Exhibit 10.18 to
                               the Annual Report on Form 10-K for the year
                               ended December 31, 1997).

10.17               -          Combination Agreement dated October 29, 1997
                               between the Company and Telepanel Systems Inc.
                               (Incorporated by reference to Exhibit 5(a) of
                               the Current Report on Form 8-K dated October
                               29, 1997), together with Joint Distribution
                               Agreement dated February 3, 1998 between the
                               Company and Telepanel Systems Inc.
                               (Incorporated by reference to Exhibit 10.20 to
                               the Annual Report on Form 10-K

                                 for the year ended December 31, 1997) and Termination Agreement dated April 22, 1998 among the Company, Telepanel Systems Inc. and
                                 Telepanel/ERS Joint Venture Inc. (Incorporated by reference to Exhibit 5(a) to the Current
                                 Report on Form 8-K dated April 22, 1998).

10.18                -          Form of the Company's 1993 Employee Stock Option
                                Plan (Incorporated by reference to Exhibit
                                10.21 of the Annual Report on Form 10-K for
                                the year ended December 31, 1997).

10.19                -          Form of the Company's 1993 Director Stock Option
                                Plan (Incorporated by reference to Exhibit
                                10.22 of the Annual Report on Form 10-K for
                                the year ended December 31, 1997).

10.20                -          Release and Settlement Agreement dated March 2,
                                1998 between the Company and William W. Erdman

10.21                -          Release and Settlement Agreement dated May 18,
                                1998 between the Company and Michael L.
                                Luetkemeyer.

11.1                 -         Statement of Computation of Per Share Earnings.

12.1                 -         Statement of Computation of Ratio of Earnings
                               to Fixed Charges.

21                   -          Subsidiaries of the Company.

23.1                 -          Consent of PricewaterhouseCoopers LLP.

24                   -          Power of Attorney (See "Power of Attorney" in
                                this Annual Report on Form 10-K).

27                   -          Financial Data Schedule.

