Form 10-K/A
period 1998-12-31
ELECTRONIC RETAILING SYSTEMS INTERNATIONAL INC
filed 1999-04-26
CIK 898747

SECURITIES AND EXCHANGE COMMISSION
                                          Washington, D.C. 20549

                                                FORM 10-K/A

                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                      Commission file
    December 31, 1998                          number 0-21456
-------------------------                      ----------------

                             ELECTRONIC RETAILING SYSTEMS INTERNATIONAL, INC.
                             -------------------------------------------------
     (Exact name of registrant as specified in its charter)

         Delaware                                 06-1361276
------------------------------                -----------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)

           488 Main Avenue
         Norwalk, Connecticut                       06851
---------------------------------------           ----------
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
                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information state-ments incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

Aggregate market value as of March 15, 1999....$15,944,740

                Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

                Common Stock, $.01 par value,
                as of March 15, 1999 . . . . . . . . . . . . .,249,447 shares


                                    DOCUMENTS INCORPORATED BY REFERENCE

        List hereunder the documents, all or portions of which are incorporated by reference herein, and the part of the Form 10-K into which the document is incorporated: Proxy Statement to be filed with respect to the 1999 Annual Meeting of Stockholders-Part III.

                                              AMENDMENT NO. 1

        The undersigned hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the "Annual Report"), as set forth in the pages attached hereto:

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

Name of Director                 Age              Biographical Information
----------------                 ---              ------------------------

Paul A. Biddelman                 53              President, Hanseatic Corpor-
                                                  ation (private investment
                                                  company) since prior to 1994;
                                                  Director: Insituform
                                                  Technologies, Inc., Celadon
                                                  Group, Inc., Premier Parks,
                                                  Inc., Star Gas LLC (general
                                                  partner of Star Gas Partners,
                                                  L.P.); Director of the Company
                                                  since 1993.

David Diamond                     40              Executive Vice President of
                                                  Marketing and New
                                                  Applications, Catalina
                                                  Marketing Corp. since 1997;
                                                  consultant to suppliers of
                                                  products and services to the
                                                  supermarket industry from 1994
                                                  until 1997; Director of the
                                                  Company since 1996.

Bruce F. Failing, Jr.             50              Founder of the Company in
                                                  1990, and its Vice Chairman of
                                                  the Board and Chief Executive
                                                  Officer; President of the
                                                  Company through 1997; Director
                                                  of the Company since 1990.

Norton Garfinkle                  68              Founder of the Company in
                                                  1990, and its Chairman of the
                                                  Board; Chairman of Cambridge
                                                  Management Corporation
                                                  (manufacturer and marketer of
                                                  DAP series of massively
                                                  parallel processing computers)
                                                  since prior to 1994, and
                                                  Chairman of its affiliates
                                                  (engaged in the research and
                                                  development of new tech-
                                                  nologies), including Oxford
                                                  Management Corporation, during
                                                  such period; Director of the
                                                  Company since 1990.*

Sheldon Weinig                    71              Adjunct Professor at Columbia
                                                  University since 1994 and at
                                                  State University of New York,
                                                  Stony Brook, since prior to
                                                  1994; consultant, Sony
                                                  Engineering and Manufacturing
                                                  of America from 1994 to 1996;
                                                  Director: Aseco Corporation,
                                                  Insituform Technologies, Inc.,
                                                  Intermagnetics General
                                                  Corporation, Kentek
                                                  Information Systems, Inc.,
                                                  U.S. Cast Polymers, Inc.;
                                                  Director of the Company since
                                                  1998.

Donald E. Zilkha                 47               President, Zilkha & Company
                                                  (private investment advisor)
                                                  since prior to 1994; Director
                                                  of the Company since 1993.
________________
*       In December 1995, pursuant to an agreement with New York
        State authorities, Mr. Garfinkle admitted to a misdemeanor relating to his 1989 New York State return and paid all taxes required by the agreement.

        See "Item 12. Security Ownership of Certain Beneficial Owners and Management" for information concerning arrangements between the controlling stockholders of the Company concerning the election of directors, which information is incorporated herein by reference.

        For information concerning the executive officers of the Company, see pages 18 to 19 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998 as originally filed, under the caption "Item 1. Business-Executive Officers", which information is incorporated herein by reference.

        There are no family relationships among any of the executive officers or directors of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

        Based solely upon a review of copies of reports received by it pursuant to Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act"), and the written representations of its incumbent directors and officers, and holders of more than ten percent of any registered class of the Company's equity securities, the Company believes that during 1998 all filing requirements applicable to its directors, officers and ten percent holders under said section were satisfied, except that Michael B. Persky, President of the Company, on his timely filed Form 5 for 1998 reported two transactions involving the purchase of an aggregate of 1,000 shares of the common stock, $.01 par value (the "Common Stock"), of the Company during such year.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

Director Compensation

        The Company maintains the Electronic Retailing Systems International, Inc. 1993 Director Stock Option Plan (the "Director Option Plan") previously adopted by the Board of Directors, and approved by the stockholders, of its predecessor corporation.
Under the Director Option Plan, pursuant to amendments approved by the stockholders of the Company in January 1997 and June 1998, options to purchase up to 750,000 shares of the Company's Common Stock may be granted to directors of the Company. The Company has the ability to grant options under the Director Option Plan to executive officers who are directors, which are intended to be "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), provided that the option exercise price is equal to the fair market value of the Common Stock on the date of grant. Other options granted under the Director Option Plan will be nonqualified options.

        The Director Option Plan is administered by the Board of Directors of the Company, which determines the persons who are to receive options and the number of shares subject to each option. Paul A. Biddelman, David Diamond and Donald Zilkha hold options granted under the Director Option Plan :(i) in June 1996 covering, respectively, 20,000 shares, 12,500 shares and 20,000 shares of Common Stock, exercisable at a price per share equal to $1.875, the closing price per share of Common Stock on the Nasdaq Stock Market on the date of grant, and (ii) in June 1998 covering, respectively, 10,000 shares, 17,500 shares and 10,000 shares of Common Stock, exercisable at a price per share equal to $4.00, the closing price per share of Common Stock on the Nasdaq Stock Market on the date of grant. Sheldon Weinig holds an option granted under the Director Option Plan in September 1998 covering 10,000 shares of Common Stock, exercisable at a price per share equal to $2.75, the closing price per share of Common Stock on the Nasdaq Stock Market on the date of grant. All such options expire five years from the date of grant and are exercisable on the date of grant with respect to one-quarter of the shares covered thereby, with an additional one-quarter of such shares becoming exercisable annually thereafter.

        George B. Weathersby, who served as a director through the 1998 annual meeting of stockholders and as President of the Company through March 1998, held five-year options covering 20,000 shares of Common Stock granted in June 1996 at an exercise price of $1.875, and covering 50,000 shares granted in December 1996 at an exercise price of $3.38, in each case exercisable on the date of grant with respect to one-quarter of the shares covered thereby and with respect to an additional one-quarter of such shares annually thereafter. In addition, Mr. Weathersby was granted a ten-year option in May 1997 covering 50,000 shares, exercisable at a per share price of $5.69, becoming exercisable after achievement by the Company of specified performance standards. All such options were granted at an exercise price equal to the closing price of the Common Stock on the date of grant. During the year ended December 31, 1998, Mr. Weathersby exercised options with respect to 10,000 shares at an exercise price per share of $1.875. All other options held by Mr. Weathersby expired without exercise subsequent to the 1998 annual meeting of stockholders.

        During the year ended December 31, 1998, the Company paid to Oxford Management Corporation ("Oxford") the amount of $97,500 for services rendered by Norton Garfinkle and $18,600 in reimbursement of other expenses. The Company's continuing arrangements with Oxford, which are terminable at any time by the Company or Oxford, provide for payments in the amount per month of $7,500 for services rendered by Mr. Garfinkle.

        The Company has not adopted any director fee arrangement, but reimburses all of its directors for their out-of-pocket expenses incurred in the performance of their duties as directors of the Company.

Executive Compensation

        Summary Compensation Table. The following table sets forth information concerning the annual compensation for each of the Company's last three completed fiscal years of: (i) the Company's chief executive officer and (ii) each of the other most highly-compensated executive officers whose salary and bonus exceeded $100,000 during the most recent fiscal year:

                                           Summary Compensation Table

                                                         Long-Term
                                                         Compensation  All
                                                         Securities   Other
    Name and                      Annual Compensation    Underlying  Compen-
Principal Position       Year   Salary($)     Bonus($)   Options (#) sation($)
Bruce F. Failing, Jr...  1998    155,769        --          --           --
Chief Executive Officer  1997    206,731        --          --           --
                         1996    246,567        --          --           --

Michael B. Persky......  1998    214,385        --         450,000(2)   500(3)
President(1)             1997     24,615        --          60,000       --
                         1996     --            --          --           --

Lester S. Briney.......  1998    186,923        --        100,000(5)    500(3)
Vice President, Chief    1997    113,573        --        100,000        --
 Technical Officer(4)    1996     --            --          --           --

Michael R. Valiton.....  1998    160,385        --          --          500(3)
Senior Vice              1997    149,423        --          --           --
 President (6)           1996    140,942        --        100,000(5)     --


(1)     Mr. Persky became an executive officer upon joining the Company in December
        1997.

(2)     Options with respect to 60,000 shares replaced options previously granted and surrendered contemporaneously with such replacement.

(3)     Represents 401(k) contributions by the Company under its defined contribution plan.

(4)     Mr. Briney became an executive officer in July 1997 after joining the Company earlier in the year and ceased to be an executive officer in January 1999.

(5) Such options replaced options previously granted and surrendered contemporaneously with such replacement.

(6) Mr. Valiton became an executive officer in January 1995 after joining the Company in the prior year and ceased to be an executive officer in January
        1999.

        Option Grant Table. The following table sets forth certain information regarding options granted by the Company during the year ended December 31, 1998, to the individuals named in the above compensation table:

                                             Option Grants in Last Fiscal Year
                                                                                            Potential Realizable
                                               Individual Grants                              Value at Assumed
                          Number of       % of Total              Market                     Annual Rates of
                         Securities         Options               Price                        Stock Price
                         Underlying       Granted to    Exercise Per Share                   Appreciation for
                           Options       Employees in    Price    on Date    Expiration      Option Term (1)
Name                      Granted(#)     Fiscal Year    ($/sh)   of Grant($)    Date      5%($)       10%($)
Bruce F. Failing, Jr...      --               --          --        --          --           --         --

Michael B. Persky......     60,000(2)        5.1         3.50       3.50      06/08/08    132,068     334,686
                           140,000(3)       12.0         3.125      3.125     06/11/08    275,141     697,262
                           250,000(4)       21.4         2.906      2.906     07/06/08    456,892   1,157,854

Lester S. Briney.......    100,000(2)        8.6         3.50       3.50      06/08/08    220,113     557,810

Michael R. Valiton.....      --               --          --         --         --           --         --


(1)      Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on arbitrarily assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the respective options are granted to their expiration date.

(2)      Such options replace options previously granted and surrendered contemporaneously with such replacement, one quarter of which become exercisable with respect to the shares covered thereby on June 8, 1999, with an additional one-quarter thereof subject to exercise each anniversary of the date of grant thereafter.

(3)      Such options become exercisable with respect to one-quarter of the shares covered thereby on May 11, 1999 and with an additional one-quarter thereof subject to exercise each anniversary of the date of grant thereafter.

(4)      Such stock options were granted with exercisability subject to achievement by the Company of specified performance standards.

        Aggregate Option Exercises and Year-End Option Table. The following table sets forth certain information regarding exercises of stock options, and stock options held as of December 31, 1998 by the individuals named in the above compensation table.

                              Aggregate Option Exercises in Last Fiscal Year
                                     and Fiscal Year-End Option Values
                                                         Number of Securities         Value of Unexercised
                                                        Underlying Unexercised        In-the-Money Options
                       Shares Acquired    Value     Options at Fiscal Year-End(#)        at Year-End(1)
Name                     on Exercise (#)  Realized($)  Exercisable     Unexercisable  Exercisable  Unexercisable
Bruce F. Failing, Jr...       --              --          --             --              --           --

Michael B. Persky......       --              --          --          450,000            --           --

Lester S. Briney.......       --              --          --          100,000            --           --

Michael R. Valiton.....       --              --       56,250          43,750          31,669       24,631

________________________
(1)     Calculated on the basis of the fair market value of the underlying securities at the exercise date or at year-end, as the case may be, less the respective exercise prices.

1993 Employee Stock Option Plan

        The Company maintains the Electronic Retailing Systems International, Inc. 1993 Employee Stock Option Plan (the "Employee Option Plan") previously adopted by the Board of Directors, and approved by the stockholders, of its predecessor corporation. Under the Employee Option Plan, pursuant to amendments approved by the stockholders of the Company in June 1994, December 1996 and June 1998, options to purchase up to 3,500,000 shares of the Company's Common Stock may be granted to key employees of the Company and its subsidiaries, including executive officers who are not directors. The Company is able to grant options under the Employee Option Plan which are intended to be "incentive stock options" within the meaning of Section 422 of the Code, provided that the option exercise price is equal to the fair market value of the Common Stock on the date of grant. Other options granted under the Employee Option Plan are nonqualified options.

        The Employee Option Plan is administered by the Board of Directors of the Company, which determines the persons who are to receive options and the number of shares subject to each option. As of April 1, 1999, options covering an aggregate of 2,125,462 shares of Common Stock were outstanding pursuant to the Employee Option Plan and options covering an aggregate of 484,133 shares had been exercised.

Certain Agreements with Executive Officers

        The Company's severance arrangements with William W. Erdman, who ceased to be Executive Vice President, Chief Operating
Officer, of the Company in January 1998, provided for bi-weekly payments at the rate of Mr. Erdman's prior base salary of $9,615, which continued for six months after his departure. Such payments would have continued for an additional three months in the event
Mr. Erdman had not commenced other full-time employment in March 1998. Mr. Erdman's severance arrangements also provided for exercisability through December 1998 of certain options exercisable at the time of his departure, coverage under the Company's benefit plans until the earlier of commencement of other full-time employment or December 31, 1998, maintenance of confidentiality restrictions and non-competition covenants effective for one year after departure.

        The Company's severance arrangements with Michael Luetkemeyer, who ceased to be Vice President, Chief Financial Officer, of the Company in May 1998, provided for bi-weekly payments at the rate of Mr. Luetkemeyer's prior base salary of $7,692, which continued for nine months after his departure. Mr. Luetkemeyer's severance arrangements also provided for exercisability through December 1998 of certain options exercisable at the time of his departure, coverage under the Company's benefit plans until the earlier of commencement of other full-time employment or the end of the period of his severance payments, payment of relocation expenses, maintenance of confidentiality restrictions and non-competition covenants effective for one year after departure.

Compensation Committee Interlocks and Insider Participation

        During the year ended December 31, 1998, the members of the Company's Compensation Committee were Norton Garfinkle, Paul
Biddelman and Donald Zilkha.

        During the year ended December 31, 1998, Oxford Management Corporation, a Company controlled by Mr. Garfinkle, was reimbursed an aggregate amount of $97,500 for services rendered by Mr. Garfinkle and $18,600 in reimbursement of other expenses. The Company's continuing arrangements with Oxford, which are terminable at any time by the Company or Oxford, provide for payments in the amount per month of $7,500 for services rendered by Mr. Garfinkle.

        Holders of shares of Common Stock obtained upon conversion of the Company's previously outstanding Series A Cumulative
Convertible Preferred Stock, $1.00 par value (the "Series A

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

        Under agreements entered into by the Company in 1993 with the limited partners of a partnership affiliated with the Company's predecessor corporation (including Mr. Zilkha and Hanseatic Corporation's predecessor-in-interest), such partners hold certain demand and incidental registration rights and co-sale rights. In addition, the former stockholders of the Company's predecessor corporation, including Messrs. Garfinkle and Failing and their respective affiliates and related family trusts, became entitled to certain demand and incidental registration rights with respect to shares of Common Stock held by them upon the Company's acquisition of its predecessor corporation, which, in the case of such demand registration rights, operate pursuant to the standards applicable to the shares obtained upon conversion of Series A Preferred Stock. Garfinkle Limited Partnership II, Mr. Zilkha and Bruce F. Failing, Jr., Vice Chairman of the Board and Chief
Executive Officer and a director of the Company, also hold certain incidental registration rights with respect to shares of Common
Stock purchased by them in the Company's 1996 private placement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------

        The following table sets forth certain information as of April 1, 1999 with respect to the number of shares of Common Stock beneficially owned by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company named in the summary compensation table under "Item 11. Executive Compensation," and (iv) all directors and executive officers of the Company as a group:

                                                Number of Shares
                                of Common Stock         Percent
                             Beneficially Owned(1)      of Class
Norton Garfinkle
 133 East 62nd Street
 New York, NY 10021(2).........    7,890,758(3)           37.1%

Bruce F. Failing, Jr.
 230 Round Hill Road
 Greenwich, CT 06831(2)........    3,145,637(4)           14.8

Fidelity International Limited
 Pembroke Hall
 42 Crow Lane
 Hamilton, Bermuda.............    2,099,000(5)            9.9

Connecticut Development Authority
 845 Brook Street
 Rocky Hill, CT 06067..........    1,508,785(6)            7.1

Michael B. Persky..............       88,000(7)               (8)

Lester S. Briney...............         --                 --

Michael Valiton................      150,000(9)               (8)

Paul A. Biddelman..............    1,017,800(10)(11)       4.8

David Diamond..................       14,750(12)              (8)

Sheldon Weinig.................        2,500(9)

Donald E. Zilkha...............      114,972(11)              (8)

All executive officers and
 directors as a group
 (13 persons)..................   12,374,417(13)          57.7

________________

(1) Except as otherwise indicated, as of April 1, 1999 all of such shares are owned with sole voting and investment power.

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

(6) Represents (i) 699,724 shares issuable upon exercise of the Company's warrants exercisable at April 1, 1999 and (ii) 809,061 shares issuable at such date upon conversion of the Company's convertible promissory note in the principal amount of $5,000,000. See "Item 13. Certain Relationships and Related Transactions."

(7) Includes 85,000 shares issuable upon exercise of stock options granted by the Company exercisable within 60 days of April 1, 1999.

(8)     Less than one percent.

(9) Represents shares issuable upon exercise of stock options granted by the Company exercisable within 60 days of April 1, 1999.

(10) Includes 969,300 shares held by Hanseatic Americas LDC, a Bahamian limited duration company in which the sole managing member is Hansabel Partners, L.L.C., a Delaware limited liability company in which the sole managing member is Hanseatic Corporation, of which Mr. Biddelman is an officer.

(11) Includes 17,500 shares issuable upon exercise of stock options granted by the Company exercisable within 60 days of April 1, 1999.

(12) Includes (i) 1,000 shares beneficially owned jointly by Mr. Diamond and his wife, and (ii) 13,750 shares issuable upon exercise of stock options granted by the Company exercisable within 60 days of April 1, 1999.

(13) Includes 286,250 shares issuable upon exercise of stock options granted by the Company exercisable within 60 days of April 1, 1999.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND
          RELATED TRANSACTIONS
          -------------------------

        At April 1, 1999, Norton Garfinkle, Chairman of the Board and a director of the Company, together with two affiliated limited partnerships, beneficially owned approximately 37.1% of the outstanding Common Stock of the Company, and Bruce F. Failing,
Jr., Vice Chairman of the Board and Chief Executive Officer and a director of the Company, together with a trust established for the benefit of his children, beneficially owned approximately 14.8% of the outstanding Common Stock of the Company. See "Item 11.
Executive Compensation-Compensation Committee Interlocks and
Insider Participation" above for information concerning certain demand and incidental registration rights relating to the Company's Common Stock held by Messrs. Garfinkle and Failing, and
Paul A. Biddelman and Donald E. Zilkha, both directors of the
Company, or their affiliates, and certain reimbursements by the Company to a company controlled by Mr. Garfinkle, which information is incorporated herein by reference.

        During the year ended December 31, 1998, as a result of the advances by the Connecticut Development Authority (the "CDA") under the Company's convertible note (the "CDA Note"), and the exercisability of the Company's warrant (the "CDA Warrant") held by the CDA, the CDA was the beneficial owner of in excess of 5% of the outstanding Common Stock. At April 1, 1999, the Company was indebted under the CDA Note in the aggregate principal amount of $5,000,000. All such amounts are repayable in August 1999, accrue interest, payable monthly, at a rate of 7.4% per annum (of which $401,000 was paid during the year ended December 31, 1998) and are secured by the assets of the Company. Such amounts are convertible into shares of Common Stock, at an adjusted conversion price calculated at $3.00 plus the average market price of the Common Stock during the twelve months prior to conversion. The CDA
Warrant is exercisable through August 1999 with respect to 699,724 shares of Common Stock (as adjusted through April 1, 1999), at an adjusted price calculated at $2.58 plus the average market price of the Common Stock during the twelve months prior to exercise.

        The Company believes that the terms of the foregoing transactions between the Company and its affiliates were no less favorable to the Company than it could have obtained from unaffiliated third parties. The Company will continue, through August 1999, to remain indebted to the CDA in accordance with its existing arrangements. As a matter of policy, all future transactions between the Company and its affiliates will be on terms no less favorable to the Company than those available with unaffiliated third parties.

                                                SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 26, 1999                           ELECTRONIC RETAILING SYSTEMS
                                                 INTERNATIONAL, INC.



                                                 By s/Jerry McAuliffe
                                                 ----------------------------
                                                 Jerry McAuliffe
                                                 Vice President, Chief
                                                 Financial Officer


                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                           Title                             Date
---------                                        -------------                    -------------

Bruce F. Failing, Jr.*                                                                    April 26, 1999
----------------------
Bruce F. Failing, Jr.                            Vice Chairman of the
                                                  Board and Principal
                                                  Executive Officer

s/Jerry McAuliffe
----------------------                                                                    April 26, 1999
Jerry McAuliffe                                  Vice President and
                                                  Principal Financial
                                                  and Accounting
                                                  Officer


Paul A. Biddelman*                                                                        April 26, 1999
----------------------
Paul A. Biddelman                                Director





David Diamond*                                                                            April 26, 1999
----------------------
David Diamond                                    Director



Norton Garfinkle*                                                                         April 26, 1999
----------------------
Norton Garfinkle                                 Director




Sheldon Weinig*                                                                           April 26, 1999
----------------------
Sheldon Weinig                                   Director



Donald E. Zilkha*                                                                         April 26, 1999
----------------------
Donald E. Zilkha                                 Director




*By s/Jerry McAuliffe
   --------------------
   Jerry McAuliffe
   (Attorney-in-Fact Pursuant
   to Power of Attorney on
   file with the Securities
   and Exchange Commission)
