Form 10-Q
period 1999-03-31
ELECTRONIC RETAILING SYSTEMS INTERNATIONAL INC
filed 1999-05-17
CIK 898747

=================================================================
                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

        X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      -----           OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                  YES    X            NO
                      -------            -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                           Outstanding at April 30, 1999
----------------------                -----------------------------
Common Stock, $.01 par value               21,252,637 shares

=================================================================

               Electronic Retailing Systems International, Inc.

                                   Form 10-Q

                                   Contents

                                                                  Page Number
      PART I. Financial Information

      Item 1.     Financial Statements

                  Condensed Consolidated Balance Sheet--
                     March 31, 1999 and December 31, 1998               3

                  Condensed Consolidated Statement of
                     Operations--Three Months Ended
                     March 31, 1999 and 1998                            4

                  Condensed Consolidated Statement of Cash
                     Flows--Three Months Ended March 31,
                     1999 and 1998                                      5

                  Notes to Condensed Consolidated Financial
                    Statements                                          6

      Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                          9


      PART II. Other Information

      Item 6.     Exhibits and Reports on Form 8-K                      14

      SIGNATURES                                                        15

      INDEX TO EXHIBITS                                                 16

               Electronic Retailing Systems International, Inc.
                     Condensed Consolidated Balance Sheet
               (in thousands except per share and share amounts)
                                                March 31,         December 31,
                                                  1999                1998
                                                ---------         ------------
                                                (unaudited)
Assets
Current Assets
   Cash and cash equivalents                    $  61,157         $ 63,877
   Accounts receivable                                622            1,260
   Inventories                                      6,005            6,612
   Prepayments and other current assets               770            1,159
                                                ---------         --------
      Total current assets                         68,554           72,908
                                                ---------         --------
Equipment                                           5,636            5,113
   Accumulated depreciation                        (1,700)          (1,462)
                                                ---------         --------
   Net equipment                                    3,936            3,651
                                                ---------         --------
Other non-current assets                            4,816            5,067
                                                ---------         --------
Total assets                                    $  77,306        $  81,626
                                                =========        =========
Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable and accrued expenses        $  2,321         $  2,214
   Notes payable                                   4,998            4,997
                                                --------         --------
      Total current liabilities                    7,319            7,211
                                                --------         --------
Long-term debt
   Senior Discount Notes, 13.25%                 128,401          124,057
                                                --------         --------
Common stock purchase warrants                     5,100            5,100
                                                --------         --------
Commitments                                            -                -
                                                --------        ---------
Stockholders' deficit
  Common stock (par value $0.01 per share;
   35,000,000 authorized, 21,249,447 shares
   issued and outstanding in 1999 and 1998)          212              212
  Additional paid-in capital                      51,374           51,374
  Accumulated deficit                           (115,100)        (106,328)
                                                --------         --------
   Total stockholders' deficit                   (63,514)         (54,742)
                                                --------         --------
Total liabilities and stockholders' deficit     $ 77,306         $ 81,626
                                                ========         ========



See accompanying notes to condensed consolidated financial statements

Electronic Retailing Systems International, Inc.
Condensed Consolidated Statement of Operations
(in thousands, except per share amounts)
(Unaudited)
                                                  Three Months Ended
                                                       March 31,
                                                -------------------------
                                                   1999           1998
                                                ---------       ---------
Revenues
   Product sales                                $    637        $   903
   Maintenance                                       161            148
                                                --------        -------
            Total revenues                           798          1,051
                                                --------        -------
Costs of goods sold
   Product sales                                   1,294          1,192
   Maintenance                                       165            182
                                                --------        -------
            Total cost of goods sold               1,459          1,374
                                                --------        -------
   Gross loss                                       (661)          (323)
                                                --------        -------
Operating expenses
   Selling, general and administrative             2,989          3,887
   Research and development                        1,138            769
   Depreciation and amortization                      96             61
                                                --------       --------
            Total operating expenses               4,223          4,717
                                                --------       --------
   Loss from operations                           (4,884)        (5,040)
                                                --------       --------
Other income (expenses)
   Interest income                                   713          1,092
   Interest expense                               (4,593)        (4,045)
   Loss on disposals                                  (8)             -
                                                --------       --------
            Total other expenses                  (3,888)        (2,953)
                                                --------       --------
   Net loss                                     $ (8,772)      $ (7,993)
                                                ========       ========
Earnings (loss) per share
  Weighted average common shares
    outstanding                                   21,249         21,207
                                                ========       ========
  Basic loss per common share                   $  (0.41)      $  (0.38)
                                                ========       =========



See accompanying notes to condensed consolidated financial statements

                 Electronic Retailing Systems International, Inc.
                  Condensed Consolidated Statement of Cash Flows
                                  (in thousands)
                                    (Unaudited)
                                                Three Months Ended
                                                    March 31,
                                                ------------------
                                                  1999       1998
                                                --------    ------
Cash Flows Used in Operating Activities:
   Net loss                                     ($8,772)    ($7,993)
   Other adjustments to reconcile
   net loss to net cash used in
   operating activities                           6,649       1,577
                                                -------     -------
   Cash used in operating activities             (2,123)     (6,416)
                                                -------     -------
Cash Flows Used in Investing Activities:
   Capital expenditures                            (609)       (205)
   Disposal of Fixed Assets                          12          --
   Note Receivable                                   --      (2,000)
   Capitalized product development
    costs                                            --         (99)
                                                -------     -------
   Cash used in investing activities               (597)     (2,304)
                                                -------     -------
Cash Flows from Financing Activities:
   Net proceeds from issuance of
    common stock                                     --          11
                                                -------     -------
     Cash provided by financing
       activities                                    --          11
                                                -------     -------
     Net decrease in cash and cash
       equivalents                               (2,720)     (8,709)
                                                -------     -------
Cash and cash equivalents at beginning
    of period                                    63,877      82,400
                                                -------     -------
Cash and cash equivalents at end of
    period                                      $61,157     $73,691
                                                =======     =======




See accompanying notes to condensed consolidated financial statements

              Electronic Retailing Systems International, Inc.
            Notes to Condensed Consolidated Financial Statements
                               March 31, 1999
                                 (Unaudited)

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

Note 2 -Basis of Presentation:

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required under generally accepted accounting principles.

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year ending December 31, 1999. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

      Electronic Retailing Systems International, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 1999
(Unaudited)


      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions covering a broad spectrum of the Company's financial activities, and while the Company believes these estimates to be prudent, there exists a possibility that unexpected events might affect these estimates. While actual results could differ from those estimates, management believes that any one event would not have a material effect on the Company's future operating results. The Company's future results and inventory valuation could be adversely affected by a number of factors, including
      (a) the timely availability and acceptance of electronic shelf labeling systems, (b) the impact of competitive products and pricing, and (c) the Company's ability to obtain system components from suppliers.

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

Note 3 -Inventories:

      Inventories are stated at the lower of cost (determined on a first in, first out basis) or market value. Inventories at March 31, 1999 consist of $2,306,000 of materials and supplies and $3,699,000 of finished goods. Inventories at December 31, 1998 consisted of $2,167,000 of materials and supplies and $4,445,000 of finished goods. Inventories in excess of expected requirements due to new product introductions or product enhancements are expensed currently.

Note 4 -Sale of Senior Discount Notes and Warrants:

      In January1997, the Company completed the sale, in a private offering (the "Private Placement"), of 147,312 Units ("Units") consisting of $147,312,000 principal amount at maturity of 13.25% Senior Discount Notes due February 1, 2004 (the "Notes") together with warrants (the "Warrants") to purchase an aggregate of 2,538,258 shares of Common Stock, at an exercise price of $5.23 per share, exercisable from the period commencing on the first anniversary of closing through February 1, 2004.

      The Units were sold to investors at a price aggregating $100 million, representing a yield to maturity on the Notes of 13.25%. No cash interest will accrue on the Notes prior to February 1, 2000. Interest will be payable thereafter on February 1 and August 1 of each year commencing August 1,

              Electronic Retailing Systems International, Inc.
            Notes to Condensed Consolidated Financial Statements
                               March 31, 1999
                                 (Unaudited)


      2000. The Notes are non-callable prior to February 1, 2001. Upon specified change in control events, each holder has the right to require the Company to purchase its Note at a specified price. The net proceeds to the Company from the sale of the Units approximated $95 million, of which $5.1 million was attributed to the Warrants based on an estimate of their fair value.

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

Note 5 -New Accounting Standard:

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

      In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities". This SOP is effective January 1, 1999 and generally requires that all start up costs, as defined, be expensed as incurred. Adoption of this standard did not have a material effect on the Company's financial statements.

Item 2. Management's  Discussion And Analysis Of Financial
          Condition And Results Of Operations

Overview

The market for electronic shelf labeling (ESL) systems is in the development stage, and the Company estimates that, as of March 31, 1999, approximately 170 stores in the United States were operating such systems, out of a potential market in excess of 100,000 supermarkets and other stores. As a result, market acceptance of and demand for these systems are subject to a high level of uncertainty. The Company's success will depend upon the rate at and extent to which retailers choose to install ESL systems throughout their stores. The initial acceptance and rate of installation by retailers may be affected by numerous factors beyond the Company's control, including the customer's assessment of the benefits of and the need for ESL systems and the customer's available capital resources, and there can be no assurance that supermarket chains will choose to install ESL systems in a significant number of stores.

Since its inception in 1990, the Company has been engaged primarily in the development, design, market testing and, more recently, sale of the ERS ShelfNet System. The Company subcontracts to third parties the manufacture and assembly of the components comprising the ERS ShelfNet System. In addition, the Company engages unaffiliated parties to augment its internal development resources and to assist it in the continued development of the ERS ShelfNet System. The Company has never been profitable and has incurred significant net operating losses and negative cash flow from operations to date. Since inception and through March 31, 1999, the Company has generated cumulative revenues of $19.1 million, and has incurred a cumulative net loss of approximately $135.7 million. The Company expects losses and negative cash flow from operations to continue in the current fiscal year, and the accumulated deficit will increase, while the Company concentrates on the foregoing activities and unless it has established a sufficient revenue generating customer base.

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

In order to pursue its strategy of greater market penetration while its operations grow, the Company has incurred indebtedness that is substantial in relation to its stockholders' deficit. As of March 31, 1999, the Company had recorded total outstanding indebtedness of approximately $133.4 million and a total stockholders' deficit of $63.5 million. As a result of its high degree of leverage (and as more fully-described below under "Liquidity and Capital Resource"): (i) a substantial portion of the Company's cash flow from operations, if any, after February 1, 2000, will be required to be dedicated to the Company's interest expense obligations and may not be available to the Company for its operations, working capital, capital expenditures or other purposes, (ii) the Company's ability to obtain financing that may be needed may be limited, (iii) the Company's flexibility to adjust to changing market conditions and ability to withstand competitive pressures as compared to less highly-leveraged competitors could be limited (including by reason of the covenants contained in the Company's debt instruments), and (iv) the Company may be more vulnerable to downturns in general economic conditions or in its business or be unable to undertake capital expenditures that are important for its growth strategy, any of which could have a material adverse effect on the Company and its ability to make payments of principal of, and interest on, its indebtedness.

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

Statements contained in and preceding management's discussion and analysis contain various forward-looking statements and information that are based on information currently available to management and management's beliefs and assumptions. When used in this document, the words "anticipate", "designed to", "estimate", "believes", "plans", and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are subject to risks and uncertainties, and the Company's actual results may vary materially from those anticipated, estimated or projected due to a number of factors, including, without limitation, the timely availability and acceptance of new products, the rate of development of the emerging market for ESL systems, the impact of competitive products and pricing, the ability to obtain system components from suppliers, the management of growth, and other factors set forth in reports and other documents filed by the Company with the Securities and Exchange Commission from time to time.

Results of Operations

Revenues. During the three month period ended March 31, 1999, the Company's total revenues were $798,000 compared to $1,051,000 in the corresponding quarter in 1998. The decrease in revenues in 1999 compared to 1998 reflects the impact of the Company's SayGo transactions which recognize revenues as monthly usage and other fees. In the first quarter of 1999, the Company placed two systems through sales and five systems under the SayGo plan; in the comparable period in 1998 two systems were placed through sales.

In the three month period ended March 31, 1999, revenues were concentrated among two significant customers within the supermarket industry comprising 88% of total revenues. For the three month period ended March 31, 1998, revenues were concentrated among three significant customers comprising 94% of total revenues. There were no software license fees for the three month period ended March 31, 1999 compared to $122,000 of software license fees recorded in the first quarter of 1998.

Maintenance revenues for the three months ended March 31, 1999 increased to $161,000 from $148,000 in the corresponding 1998 period, reflecting additional maintenance from a larger customer base of installations.

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

Cost of goods sold increased to $1,459,000 for the three months ended March 31, 1999, from $1,374,000 for the three months ended March 31, 1998. The gross loss (cost of goods sold in excess of revenues) increased in the first quarter of 1999 to 83% of total revenues, from 31% in the comparable 1998 period. The increase in gross loss percentage is the result of the SayGo installations during the first quarter of 1999. Additionally, inventory related expenses increased during the three months ended March 31, 1999 from the comparable period in 1998.

Warranty and maintenance expenses included in cost of goods sold decreased to $165,000 in the three months ended March 31, 1999 compared to $182,000 for the same period in 1998. The Company anticipates that future warranty and maintenance expenses per installation will decrease as a greater percentage of the installed base consists of wireless installations, and that the cost of goods sold as a percentage of revenues will decrease as a result of higher manufacturing volumes of its components and as the installation process is improved.

Selling, General and Administrative. Selling, general and administrative costs consist of costs associated with selling and administrative staff, overhead, market research and development, and customer service personnel. Selling, general and administrative costs decreased to $2,989,000 for the three month period ended March 31, 1999, compared to $3,887,000 for the same period in 1998. These decreases reflect the absence of costs associated with the proposed acquisition of Telepanel Systems, Inc. ("Telepanel"), a reduction in severance expenses and other general cost reductions.

In October 1997, the Company and Telepanel executed an agreement to combine, as a result of which the Company would have become the sole beneficial owner of the outstanding Telepanel common shares. In April 1998, such arrangements were terminated. Results for the quarters ended March 31, 1998 included direct transaction costs associated with the proposed combination of $381,000, while no such expense was recorded in 1999.

Research and Development. Research and development expenses were $1,138,000 for the three month period ended March 31, 1999 compared to $769,000 for the same period in 1998. Such increases reflect expanded hardware engineering activities. During the three month period ended March 31, 1999 the Company did not capitalize any product development software costs. In the comparable 1998 period, $99,000 of such costs were capitalized. Product development costs are amortized over the shorter of the estimated useful life of the related software product or process or three years.

Interest Income. Interest income decreased to $713,000 for the three month period ended March 31, 1999, compared to $1,092,000 for the same period in 1998, due to the decreased cash and cash equivalents available for investment.

Interest Expense. Interest expense increased to $4,593,000 for the three month period ended March 31, 1999, compared to $4,045,000 for the same period in 1998. Interest expense in 1999 and 1998 included interest on amounts borrowed from the Connecticut Development Authority ("CDA") and non cash interest on the Senior Discount Notes. With the consummation in January 1997 of the private sale (the "Private Placement") of 147,312 units (the "Units") each consisting of Senior Discount Notes with a principal amount at maturity of $1,000 and one warrant (collectively the "1997 Warrants") to purchase 17.23 shares of Common Stock, the Company commenced recording interest on an amount equal to the gross proceeds from the Private Placement plus prior recorded and unpaid interest at the annual rate of 13.25%. Additional expense is being recorded as a result of the amortization of the discount recorded on the Senior Discount Notes (for value attributed to the 1997 Warrants) and the amortization of costs of issuance.

Income Taxes. The Company has incurred net losses since inception which have generated net operating loss carryforwards of approximately $78 million which are available to offset future taxable income for federal income tax purposes and expire through the year 2013. In consideration of the Company's accumulated losses through March 31, 1999 and the uncertainty of its ability to utilize any future tax benefits resulting from these losses, the impact of this potential tax benefit has been eliminated in the Company's unaudited condensed consolidated financial statements.

Liquidity and Capital Resources

As of March 31, 1999, the Company had net working capital of $61,235,000, reflecting cash and cash equivalents of $61,157,000, compared to net working capital of $65,697,000, reflecting cash and cash equivalents of $63,877,000 at December 31, 1998. The decrease in net working capital and in cash and cash equivalents resulted primarily from the funding of the Company's operations during the first quarter of 1999.

Net cash used in operations was $2,123,000 for the three months ended March 31, 1999, compared to net cash of $6,416,000 used for operating activities for the three months ended March 31, 1998.
In the first three months of 1999, the net cash used in operations also reflected a decrease in accounts receivable (net of allowance for doubtful accounts) of $638,000 and a decrease in inventory (net of reserves) of $607,000, compared to an increase in accounts receivable (net of allowance for doubtful accounts) of $443,000 and an increase in inventory (net of reserves) of $2,309,000 during the comparable period in 1998. In the first three months of 1999, the net loss of $8,772,000 included $4,203,000 of non-cash interest expense. In the first three months of 1998, the net loss of $7,993,000 included $3,697,000 of non-cash interest expense.

Cash used in investing activities totaled $597,000 for the three months ended March 31, 1999, compared to $2,304,000 of cash used in investing activities for the three months ended March 31, 1998. Investing activities included capital expenditures of $609,000 and $205,000 for the three months ended March 31, 1999 and 1998, respectively. Notes receivables of $2,000,000 resulting from an advance made to Telepanel were outstanding as of March 31, 1998, which was repaid in 1998. During the three month period ended March 31, 1999, the Company did not capitalize product development software costs while in the comparable 1998 period $99,000 of such costs were capitalized.

In addition to selling the ERS ShelfNet System to customers at a price generally in excess of $100,000 per store, under the SayGo Plan the Company offers the system on a fee based arrangement whereby the Company retains ownership of the system. As a result, the Company will have substantial cash requirements, and will require substantial funds, for manufacturing and carrying costs attendant to the SayGo Plan, which will not initially be covered by revenues, calculated on the basis of usage fees paid by customers.

Although the Company believes that the SayGo Plan has, to a limited extent, facilitated market acceptance of the ERS ShelfNet
System, principally as a result of its diminution of the risk perceived by new customers in an investment in new technology, the

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

To date, the Company has not generated positive cash flow from operations, and has historically funded its operations primarily through loans from its stockholders, the sale of interests in an affiliated partnership, the initial public offering of its Common Stock consummated in May 1993, its arrangements with the CDA, the sale of Series A Preferred Stock, $1.00 par value, to the Company's principal stockholders and members of its Board of Directors and their affiliates; an offshore public offering and contemporaneous private placement of Common Stock in 1996 and the Private Placement.

The Company generated no cash from financing activities in the first three months of 1999 compared to $11,000 provided by financing activities, as a result of stock option exercises, in the first three months of 1998.

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

The Company remains obligated to the CDA for an aggregate of $5,000,000 principal amount of indebtedness to the CDA (the "CDA Note"), repayable in August 1999 and convertible to shares of Common Stock at an adjusted conversion price calculated at $3.00 plus the average price of the Common Stock during the twelve months prior to conversion. The CDA also acquired warrants expiring in August 1999 to purchase 699,724 shares (as adjusted) of Common Stock, exercisable at an adjusted price calculated at $2.58 plus the average market price of the Common Stock during the twelve months prior to exercise. Under its arrangements with the CDA, the Company will be obligated to comply with certain covenants (some of which remain in effect until August 2004), whether or not the CDA Note has been paid in full, or be subject to certain penalties including immediate repayment of the CDA Note in full. In the event of specified changes in control of the Company coupled with prepayment of its note, the Company has rights to repurchase such warrants and shares at the fair market value thereof (calculated pursuant to such arrangements), and thereby, subject to the foregoing, extinguish such covenants. In all events (and notwithstanding any such repurchase), if the Company relocates outside of Connecticut before August 2004, all advances made by the CDA are subject to acceleration, together with a penalty of $250,000.

The Company expects net losses and negative cash flows from operations to continue into the current fiscal year. The Company has been utilizing and will continue to utilize the net proceeds from the Private Placement in connection with the anticipated expansion of its operations and for general corporate purposes, including the funding of the Company's ongoing engineering, development and marketing efforts. The Company believes the proceeds of the Private Placement together with its other cash and cash equivalents, will be sufficient to meet the Company's currently anticipated operating and capital expenditure requirements as it implements its business strategy and as required debt service under the Senior Discount Notes commences, and fund operations through the year ending December 31, 2000. As more fully described above, the Company's ability to meet its continuing debt service and other obligations will depend, among other factors, on the acceptance of the Company's system in its intended market and the Company's success in implementing its business strategy and achieving large scale commercialization of the ERS ShelfNet System. In the event commercialization does not result in sufficient liquidity to the Company, the Company may need to raise additional long-term financing to support and service debt. The Company has no current arrangement with respect to, or sources of, any additional financing, and there can be no assurance that any such additional financing would be available on terms reasonable to the Company.

Year 2000

The "year 2000" problem relates to computer systems that have time and date sensitive programs that were designed to read years beginning with "19", but may not properly recognize the year 2000. If the ERS ShelfNet System or a computer system or software application used by the Company or a third party dealing with the Company fails because of the inability of the system or application to properly read the year "2000", the results may adversely affect the Company.

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

The project team has been reviewing the year 2000 compliance status of the software and systems used in the Company's internal business processes and is making necessary upgrades and modifications. The project team has obtained appropriate assurances of compliance from a majority of the manufacturers of hardware and software products used by the Company internally, and their agreement to modify or replace any non-compliant products. If the Company is unable to obtain such assurances from the remaining manufacturers, the project team will undertake to test such components and, if necessary, replace them. The Company anticipates that the software or systems that the Company deems significant to its business will be year 2000 compliant by the end of the second quarter of 1999, but there can be no assurance that the Company will not experience delays in implementing compliant products.

The project team has completed its testing of the new generation software of the ERS ShelfNet System and has found it to be year 2000 compliant in all material respects. The project team has also determined that the new generation software may be utilized to upgrade non-compliant prior generation software. Although the Company's agreements with customers generally limit liability of the Company, there can be no assurance that customers with installed prior generation systems may not assert claims against the Company if they experience year 2000 problems with their systems. Given the terms of the Company's arrangements with these customers, the Company does not believe that any such development will result in any material financial exposure to the Company.

As part of the Company's effort, it has begun recreating customer environments to the extent possible, and testing data interfaces and other applications to assist customers in year 2000 compliance. Many customers and potential customers are expending significant resources to correct their current operations for year 2000 compliance, which may affect purchasing patterns and result in reduced time and funds available to investigate the purchase of the ERS ShelfNet System.

The Company also faces risk to the extent that suppliers of products, services and systems purchased by the Company and others with whom the Company transacts business on a worldwide basis do not comply with year 2000 requirements. The project team is implementing a program to obtain appropriate assurances of year
2000 compliance from the Company's principal suppliers, and is endeavoring to determine the extent to which the Company is vulnerable to their failure to remediate year 2000 issues. The Company has obtained written certifications from a majority of such vendors as to year 2000 compliance and plans to obtain the remainder by the end of the second quarter of 1999. To the extent that a supplier or vendor poses unacceptable year 2000 risks to the Company, the Company will seek to identify alternative supply sources. The Company believes alternative sources of system components are available and maintains an inventory of its products, which the Company believes is sufficient to account for temporary supply disruptions.

The Company presently believes that the ERS ShelfNet System and the Company's internal computer systems will be year 2000 compliant in a timely manner. However, while the Company estimates the cost of these efforts to be less than approximately $300,000, there can be no assurance that such costs will not exceed such amount. Notwithstanding management's current assessment that no material exposure to significant business interruption exists, the Company plans by the end of the second quarter of 1999 to complete contingency plans in the event its year 2000 project is not completed in a timely manner, or in the event unforeseen difficulties arise. The Company will appropriately modify its strategy as additional circumstances come to its attention, but there can be no assurance that the Company will timely identify and remediate all significant year 2000 problems, that remedial efforts will not involve significant additional time and expense, or that such problems will not have an effect on the Company's business, results of operations or financial position more substantial than currently anticipated.

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

The Company utilizes sensitivity analysis, along with other techniques, as a basis for measuring the impacts that market risk exposure may have on the fair value of the Company's debt and financial instruments. If market interest rates were to increase immediately and uniformly by ten percent from levels at March 31, 1999, the decline in fair value of the portfolio would not be
material.   The Company's long-term term debt bears interest, for
the most part, at a fixed rate and, therefore, relative to its long-term debt, an immediate ten percent change in the market interest rates would not materially impact the Company's financial statements.

These effects of hypothetical changes in interest rates, however, ignore other effects the same movement may have arising from other variables, and actual results could differ from the sensitivity calculations of the Company. The Company regularly assesses additional relevant variables, establishes policies and business practices to protect against the adverse effects of using any given financial instruments and does not anticipate any material losses generated by these risks.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For information concerning this item, see "Item 2. Management's
Discussion and Analysis of Financial Condition and Results of
Operations-Market Risk," which information is incorporated herein by reference.

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

            (b)   Current Reports on Form 8-K

                  During the quarter ended March 31, 1999, the Company did not file any Current Reports on Form 8-K.

                                 Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ELECTRONIC RETAILING SYSTEMS
                                           INTERNATIONAL, INC.

May 17, 1999                              s/Bruce F. Failing, Jr.
_____________________________             _____________________________
Date                                      Bruce F. Failing, Jr.
                                          Vice Chairman and Chief
                                           Executive Officer


May 17, 1999                              s/Jerry McAuliffe
_____________________________             ____________________________
Date                                      Jerry McAuliffe
                                          Chief Financial Officer
                                          (principal financial and
                                           accounting officer)

              Electronic Retailing Systems International, Inc.

             Form 10-Q for the Three Months Ended March 31, 1999

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