Form 10-Q
period 1999-06-30
ELECTRONIC RETAILING SYSTEMS INTERNATIONAL INC
filed 1999-08-13
CIK 898747

================================================================

                                  FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

        X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      -----           OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1999

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

                  YES    X            NO
                       -----             -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                       Outstanding at August 13, 1999
      --------                      ------------------------------
Common Stock, $.01 par value                  21,313,593 shares

================================================================

              Electronic Retailing Systems International, Inc.

                                  Form 10-Q

                                  Contents

                                                                  Page
                                                                  Number

PART I.     Financial Information

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheet-
               June 30, 1999 and December 31, 1998                  3

            Condensed Consolidated Statement of
               Operations-Three and Six Months
               Ended June 30, 1999 and 1998                         4

            Condensed Consolidated Statement of
               Cash Flows-Six Months Ended
               June 30, 1999 and 1998                               5

            Notes to Condensed Consolidated Financial
               Statements                                           6

Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                           9

Item 3.     Quantitative and Qualitative
               Disclosures About Market Risk                        19

PART II. Other Information

Item 4.     Submission of Matters to a Vote of
               Security Holders                                     20

Item 5.     Exhibits and Reports on Form 8-K                        20

SIGNATURES                                                          21

INDEX TO EXHIBITS                                                   22

Part I - Financial Information
Item 1.  Financial Statements

              Electronic Retailing Systems International, Inc.
                    Condensed Consolidated Balance Sheet
              (in thousands except per share and share amounts)

                                                June 30,          December 31,
                                                  1999               1998
                                                --------          ------------
                                                (Unaudited)
Assets
Current Assets
  Cash and cash equivalents                     $  56,838         $  63,877
  Accounts receivable                               1,080             1,260
  Inventories                                       6,034             6,612
  Prepayments and other current assets                727             1,159
                                                ---------         ---------
      Total current assets                         64,679            72,908
                                                ---------         ---------
Equipment                                           5,985             5,113
  Accumulated depreciation                         (2,064)           (1,462)
                                                ---------         ---------
  Net equipment                                     3,921             3,651
                                                ---------         ---------
Other non-current assets                            4,562             5,067
                                                ---------         ---------
Total assets                                    $  73,162         $  81,626
                                                =========         =========
Liabilities and stockholders' deficit
Current liabilities
  Accounts payable and accrued expenses         $   2,274         $   2,214
  Notes payable                                     4,999             4,997
                                                ---------         ---------
      Total current liabilities                     7,273             7,211
                                                ---------         ---------
Long-term debt
  Senior Discount Notes, 13.25%                   132,837           124,057
                                                ---------         ---------
Common stock purchase warrants                      5,100             5,100
                                                ---------         ---------
Commitments                                             -                 -
                                                ---------         ---------
Stockholders' deficit
  Common stock (par value $0.01 per share;
   35,000,000 authorized, 21,249,447 and
   21,252,637 shares issued and outstanding
   in 1999 and 1998)                                  213               212
  Additional paid-in capital                       51,374            51,374
  Accumulated deficit                            (123,635)         (106,328)
                                                ---------         ---------
      Total stockholders' deficit                 (72,048)          (54,742)
                                                ---------         ---------
Total liabilities and stockholders' deficit     $  73,162         $  81,626
                                                =========         =========

See accompanying notes to condensed consolidated financial statements

              Electronic Retailing Systems International, Inc.
               Condensed Consolidated Statement of Operations
                  (in thousands, except per share amounts)
                                 (Unaudited)
                                       Three Months Ended         Six Months Ended
                                           June 30,                    June 30,
                                       ------------------         ----------------
                                       1999          1998         1999        1998
                                       ----           ----        ----        ----
Revenues
  Product sales                        $    671       $    633    $  1,308    $  1,536
  Maintenance                               239            205         400         353
                                       --------       --------    --------    --------
      Total revenues                        910            838       1,708       1,889
                                       --------       --------    --------    --------
Costs of goods sold
  Product sales                           1,135            884       2,429       2,076
  Maintenance                               180            190         345         372
                                       --------       --------    --------    --------
      Total cost of goods sold            1,315         1, 074       2,774       2,448
                                       --------       --------    --------    --------
  Gross loss                               (405)          (236)      1,066)       (559)
                                       --------       --------    --------    --------
Operating expenses
  Selling, general and admini-
    strative                              2,593          2,215       5,582       6,273
  Research and development                1,447          1,295       2,586       1,893
  Depreciation and amortization           99               112         195         173
                                       --------       --------    --------    --------
      Total operating expenses            4,139          3,622       8,363       8,339
                                       --------       --------    --------    --------
  Loss from operations                   (4,544)        (3,858)     (9,429)     (8,898)
                                       --------       --------    --------    --------
Other income (expenses)
  Interest income                           703          1,011       1,416       2,103
  Interest expense                       (4,689)        (4,131)     (9,282)     (8,176)
  Loss on disposals                          (4)             -         (12)          -
                                       --------       --------    --------    --------
      Total other expenses               (3,990)        (3,120)     (7,878)     (6,073)
                                       --------       --------    --------    --------
  Net loss                             $ (8,534)      $ (6,978)   $(17,307)   $(14,971)
                                       ========       ========    ========    ========
Earnings (loss) per share
  Weighted average common shares
    outstanding                          21,252         21,231      21,251      21,219
                                       ========       ========    ========    ========
  Basic loss per common share          $  (0.40)      $  (0.33)   $  (0.81)   $ ( 0.71)
                                       ========       ========    ========    ========


See accompanying notes to condensed consolidated financial statements

                    Electronic Retailing Systems International, Inc.
                     Condensed Consolidated Statement of Cash Flows
                                     (in thousands)
                                       (Unaudited)

                                                        Six Months Ended
                                                            June 30,
                                                      ---------------------
                                                      1999              1998
                                                      ----              ----
Cash Flows Used in Operating Activities:
  Net loss                                            ($17,307)         ($14,971)
  Other adjustments to reconcile net
   loss to net cash used in operating
   activities                                           11,240             4,990
                                                      --------          --------
      Cash used in operating activities                 (6,067)           (9,981)
                                                      --------          --------
Cash Flows Used in Investing Activities:
  Capital expenditures                                    (987)             (581)
  Disposal of fixed assets                                  15                30
  Note receivable                                           --            (2,000)
  Capitalized product development costs                     --              (248)
                                                      --------          --------
      Cash used in investing activities                   (972)           (2,799)
                                                      --------          --------
Cash Flows from Financing Activities:
  Net proceeds from exercised stock options                 --                33
                                                      --------          --------
      Cash provided by financing activities                 --                33
                                                      --------          --------
      Net decrease in cash and cash
        equivalents                                     (7,039)          (12,747)
                                                      --------          --------
Cash and cash equivalents at beginning
   of period                                            63,877            82,400
                                                      --------          --------
Cash and cash equivalents at end of period            $ 56,838          $ 69,653
                                                      ========          ========

See accompanying notes to condensed consolidated financial statements

              Electronic Retailing Systems International, Inc.
            Notes to Condensed Consolidated Financial Statements
                                June 30, 1999
                                 (Unaudited)

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

      The Company has sustained net losses and negative cash flows from operations since its inception and management expects these conditions to continue during the year ending December 31, 1999. Management believes that existing resources will enable the Company to fund operations through the year ending December 31, 2000; thereafter, the Company may need to raise additional long-term financing to support operations and service debt. There can be no assurance that additional financing would be available on terms reasonable to the Company.

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

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year ending December 31, 1999. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

              Electronic Retailing Systems International, Inc.
            Notes to Condensed Consolidated Financial Statements
                                June 30, 1999
                                 (Unaudited)


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

Note 3 - Inventories:

      Inventories are stated at the lower of cost (determined on a first in, first out basis) or market value. Inventories at June 30, 1999 consist of $2,295,000 of materials and supplies and $3,739,000 of finished goods. Inventories at December 31, 1998 consisted of $2,167,000 of materials and supplies and $4,445,000 of finished goods. Inventories in excess of expected requirements due to new product introductions or product enhancements are expensed currently.

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

              Electronic Retailing Systems International, Inc.
            Notes to Condensed Consolidated Financial Statements
                                June 30, 1999
                                 (Unaudited)


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

Note 5 - New Accounting Standard:

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which the Company is required to adopt effective beginning January 1, 2001. The Company is currently evaluating the impact on its financial statements of adopting the standard and will comply as required; however, the impact is not expected to be material on the Company's financial statements.

Item 2. Management's  Discussion And Analysis Of Financial
       Condition And Results Of Operations

Overview

The market for electronic shelf labeling (ESL) systems is in the development stage, and the Company estimates that, as of June 30, 1999, approximately 195 stores in the United States were operating such systems, out of a potential market in excess of 100,000 supermarkets and other stores. As a result, market acceptance of and demand for these systems are subject to a high level of uncertainty. The Company's success will depend upon the rate at and extent to which retailers choose to install ESL systems throughout their stores. The initial acceptance and rate of installation by retailers may be affected by numerous factors beyond the Company's control, including the customer's assessment of the benefits of and the need for ESL systems and the customer's available capital resources, and there can be no assurance that supermarket chains will choose to install ESL systems in a significant number of stores.

Since its inception in 1990, the Company has been engaged primarily in the development, design, market testing and, more recently, sale of the ERS ShelfNet System. The Company subcontracts to third parties the manufacture and assembly of the components comprising the ERS ShelfNet System. In addition, the Company engages unaffiliated parties to augment its internal development resources and to assist it in the continued development of the ERS ShelfNet System. The Company has never been profitable and has incurred significant net operating losses and negative cash flow from operations to date. Since inception and through June 30, 1999, the Company has generated cumulative revenues of $20.0 million, and has incurred a cumulative net loss of approximately $144.2 million. The Company expects losses and negative cash flow from operations to continue in the current fiscal year, and the accumulated deficit will increase, while the Company concentrates on the foregoing activities and unless it has established a sufficient revenue generating customer base.

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

In order to pursue its strategy of greater market penetration while its operations grow, the Company has incurred indebtedness that is substantial in relation to its stockholders' deficit.
As of June 30, 1999, the Company had recorded total outstanding indebtedness of approximately $137.8 million and a total stockholders' deficit of $72.0 million. As a result of its high degree of leverage (and as more fully-described below under "Liquidity and Capital Resources"): (i) a substantial portion of the Company's cash flow from operations, if any, after February 1, 2000, will be required to be dedicated to the Company's interest expense obligations and may not be available to the Company for its operations, working capital, capital expenditures or other purposes, (ii) the Company's ability to obtain financing that may be needed may be limited, (iii) the Company's flexibility to adjust to changing market conditions and ability to withstand competitive pressures as compared to less highly-leveraged competitors could be limited (including by reason of the covenants contained in the Company's debt instruments), and (iv) the Company may be more vulnerable to downturns in general economic conditions or in its business or be unable to undertake capital expenditures that are important for its growth strategy, any of which could have a material adverse effect on the Company and its ability to make payments of principal of, and interest on, its indebtedness.

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

Results of Operations

Revenues. During the three month period ended June 30, 1999, the Company's total revenues were $910,000 compared to $838,000 in the corresponding quarter in 1998. Revenues for the six months ended June 30, 1999 were $1,708,000 compared to $1,889,000 in the corresponding period of 1998. The decrease in revenues in 1999 compared to 1998 reflects the absence of software license fees for the six month period ended June 30, 1999 compared to $122,000 of non-recurring software license fees recorded in the first six months of 1998.

In the three and six month periods ended June 30, 1999, revenues were concentrated among two significant customers within the supermarket industry comprising 88% and 86% of total revenues. For the three and six month periods ended June 30, 1998, revenues were concentrated among two significant customers comprising 91% and 86% of total revenues.

Maintenance revenues for the three months ended June 30, 1999 increased to $239,000 from $205,000 in the corresponding 1998 period and for the first half of 1999 maintenance revenues increased to $400,000 from $353,000 in the first half of 1998, reflecting additional maintenance from a larger customer base of installations.

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

Cost of goods sold increased to $1,315,000 for the three months ended June 30, 1999, from $1,074,000 for the three months ended June 30, 1998, and to $2,774,000 for the six months ended June 30, 1999 from $2,448,000 for the six months ended June 30, 1998. The gross loss (cost of goods sold in excess of revenues) increased in the second quarter of 1999 to 45% of total revenues, from 28% in the comparable 1998 period, and to 62% during the first half of 1999 compared to 30% during the same period of the prior year. The increase in gross loss as a percent of revenues is primarily the result of an increase in the inventory reserve and non-recurring charges relating to providing additional customer support.

Warranty and maintenance expenses included in cost of goods sold decreased to $180,000 in the three months ended June 30, 1999 compared to $190,000 for the same period in 1998, and to $345,000 in the six months ended June 30, 1999 compared to $372,000 for the same period in 1998. The Company anticipates that future warranty and maintenance expenses per installation will decrease as a greater percentage of the installed base consists of wireless installations, and that the cost of goods sold as a percentage of revenues will decrease as a result of higher manufacturing volumes of its components and as the installation process is improved.

Selling, General and Administrative. Selling, general and administrative costs consist of costs associated with selling and administrative staff, overhead, market research and development, and customer service personnel. Selling, general and administrative costs increased to $2,593,000 for the three month period ended June 30, 1999 compared to $2,215,000 for the same period in 1998. These increases reflect increased salaries and travel and entertainment related expenses related to the expansion of ERS' organization in anticipation of sales growth. For the first six months of 1999 selling, general and administrative costs decreased to $5,582,000 from $6,273,000 in the comparable 1998 period, reflecting the absence of costs associated with the proposed acquisition of Telepanel Systems Inc. ("Telepanel"), a reduction in severance expenses and other general cost reductions.

In October 1997, the Company and Telepanel executed an agreement to combine, as a result of which the Company would have become the sole beneficial owner of the outstanding Telepanel common shares. In April 1998, such arrangements were terminated. Results for the six months ended June 30, 1998 included direct transaction costs associated with the proposed combination of $536,000, while no such expense was recorded in 1999.

Research and Development. Research and development expenses were $1,447,000 and $2,586,000, respectively, for the three and six month periods ended June 30, 1999 compared to $1,295,000 and $1,893,000 for the same periods in 1998. Such increases reflect expanded hardware engineering activities. During the three and six month periods ended June 30, 1999 the Company did not capitalize any product development software costs. In the comparable 1998 periods, $99,000 and $248,000, respectively, of such costs were capitalized. Product development costs are amortized over the shorter of the estimated useful life of the related software product or process or three years.

Interest Income. Interest income decreased to $703,000 for the three month period ended June 30, 1999 compared to $1,011,000 for the same period in 1998, and to $1,416,000 for the first half of 1999 compared to $2,103,000 for the same period in 1998, due to the decreased cash and cash equivalents available for investment.

Interest Expense. Interest expense increased to $4,689,000 for the three month period ended June 30, 1999, compared to $4,131,000 for the same period in 1998. For the first half of 1999 interest expense increased to $9,282,000 from $8,176,000 in the first half of 1998. Interest expense in 1999 and 1998 included interest on amounts borrowed from the Connecticut Development Authority ("CDA") and non cash interest on the Senior Discount Notes. With the consummation in January 1997 of the private sale (the "Private Placement") of 147,312 units (the "Units") each consisting of Senior Discount Notes with a principal amount at maturity of $1,000 and one warrant (collectively the "1997 Warrants") to purchase 17.23 shares of Common Stock, the Company commenced recording interest on an amount equal to the gross proceeds from the Private Placement plus prior recorded and unpaid interest at the annual rate of 13.25%. Additional expense is being recorded as a result of the amortization of the discount recorded on the Senior Discount Notes (for value attributed to the 1997 Warrants) and the amortization of costs of issuance.

Income Taxes. The Company has incurred net losses since inception which have generated net operating loss carryforwards of approximately $81 million which are available to offset future taxable income for federal income tax purposes and expire through the year 2013. In consideration of the Company's accumulated losses through June 30, 1999 and the uncertainty of its ability to utilize any future tax benefits resulting from these losses, the impact of this potential tax benefit has been eliminated in the Company's unaudited condensed consolidated financial statements.

Liquidity and Capital Resources

As of June 30, 1999, the Company had net working capital of $57,406,000, reflecting cash and cash equivalents of $56,838,000, compared to net working capital of $65,697,000, reflecting cash and cash equivalents of $63,877,000 at December 31, 1998. The decrease in net working capital and in cash and cash equivalents resulted primarily from the funding of the Company's operations during the first half of 1999.

Net cash used in operations was $6,067,000 for the six months ended June 30, 1999, compared to net cash of $9,981,000 used for operating activities for the six months ended June 30, 1998. In the first six months of 1999, the net cash used in operations also reflected a decrease in inventory (net of reserves) of $578,000, compared to an increase in inventory (net of reserves) of $3,195,000 during the comparable period in 1998. In the first six months of 1999, the net loss of $17,307,000 included $8,496,000 of non-cash interest expense. In the first six months of 1998, the net loss of $14,971,000 included $7,719,000 of non-cash interest expense.

Cash used in investing activities totaled $972,000 for the six months ended June 30, 1999, compared to $2,799,000 of cash used in investing activities for the six months ended June 30, 1998. Investing activities included capital expenditures of $987,000 and $581,000 for the six months ended June 30, 1999 and 1998, respectively. Notes receivables of $2,000,000 resulting from an advance made to Telepanel were outstanding as of June 30, 1998, which was repaid in 1998. During the six month period ended June 30, 1999, the Company did not capitalize product development software costs while in the comparable 1998 period $248,000 of such costs were capitalized.

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

The Company generated no cash from financing activities in the first six months of 1999 compared to $34,000 provided by financing activities, as a result of stock option exercises, in the first six months of 1998.

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

In August 1999, the Company repaid to the CDA, in accordance with its terms, an aggregate of $5,000,000 principal amount of indebtedness, which prior to repayment was convertible to shares of Common Stock at an adjusted conversion price calculated at

$3.00 plus the average price of the Common Stock during the twelve months prior to conversion. In August 1999, warrants to purchase 699,724 shares (as adjusted) of Common Stock, held by the CDA and exercisable at an adjusted price calculated at $2.58 plus the average market price of the Common Stock during the twelve months prior to exercise, expired without exercise. If the Company relocates outside of Connecticut before August 2004, the Company remains obligated to pay a penalty to the CDA of $250,000.

The Company expects net losses and negative cash flows from operations to continue during the current fiscal year. The Company has been utilizing and will continue to utilize the net proceeds from the Private Placement in connection with the anticipated expansion of its operations and for general corporate purposes, including the funding of the Company's ongoing engineering, development and marketing efforts. The Company believes the proceeds of the Private Placement together with its other cash and cash equivalents, will be sufficient to meet the Company's currently anticipated operating and capital expenditure requirements as it implements its business strategy and as required debt service under the Senior Discount Notes commences, and fund operations through the year ending December 31, 2000. As more fully described above, the Company's ability to meet its continuing debt service and other obligations will depend, among other factors, on the acceptance of the Company's system in its intended market and the Company's success in implementing its business strategy and achieving large scale commercialization of the ERS ShelfNet System. In the event commercialization does not result in sufficient liquidity to the Company, the Company may need to raise additional long-term financing to support and service debt. The Company has no current arrangement with respect to, or sources of, any additional financing, and there can be no assurance that any such additional financing would be available on terms reasonable to the Company.

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

The project team has been reviewing the year 2000 compliance status of the software and systems used in the Company's internal business processes and is making necessary upgrades and modifications. The project team has obtained appropriate assurances of compliance from a majority of the manufacturers of hardware and software products used by the Company internally, and their agreement to modify or replace any non-compliant products. If the Company is unable to obtain such assurances from the remaining manufacturers, the project team will undertake to test such components and, if necessary, replace them. The Company anticipates that the software or systems that the Company deems significant to its business will be year 2000 compliant by the end of the third quarter of 1999, but there can be no assurance that the Company will not experience delays in implementing compliant products.

The project team has completed its testing of the new generation software of the ERS ShelfNet System and has found it to be year 2000 compliant in all material respects. The project team has also determined that the new generation software may be utilized to upgrade non-compliant prior generation software. Although the Company's agreements with customers generally limit liability of the Company, there can be no assurance that customers with installed prior generation software may not assert claims against the Company if they experience year 2000 problems with their systems. Given the terms of the Company's arrangements with these customers, the Company does not believe that any such development will result in any material financial exposure to the Company.

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

The Company also faces risk to the extent that suppliers of products, services and systems purchased by the Company and others with whom the Company transacts business on a worldwide basis do not comply with year 2000 requirements. The project team is implementing a program to obtain appropriate assurances of year 2000 compliance from the Company's principal suppliers, and is endeavoring to determine the extent to which the Company is vulnerable to their failure to remediate year 2000 issues. The Company has obtained written certifications from a majority of such vendors as to year 2000 compliance and plans to obtain the remainder by the end of the third quarter of 1999. To the extent that a supplier or vendor poses unacceptable year 2000 risks to the Company, the Company will seek to identify alternative supply sources. The Company believes alternative sources of system components are available and maintains an inventory of its products, which the Company believes is sufficient to account for temporary supply disruptions.

The Company presently believes that the ERS ShelfNet System and the Company's internal computer systems will be year 2000 compliant in a timely manner. However, while the Company estimates the cost of these efforts to be less than approximately $300,000, there can be no assurance that such costs will not exceed such amount. Notwithstanding management's current assessment that no material exposure to significant business interruption exists, the Company plans by the end of the third quarter of 1999 to complete contingency plans in the event its year 2000 project is not completed in a timely manner, or in the event unforeseen difficulties arise. The Company will appropriately modify its strategy as additional circumstances come to its attention, but there can be no assurance that the Company will timely identify and remediate all significant year 2000 problems, that remedial efforts will not involve significant additional time and expense, or that such problems will not have an effect on the Company's business, results of operations or financial position more substantial than currently anticipated.

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

The Company utilizes sensitivity analysis, along with other techniques, as a basis for measuring the impacts that market risk exposure may have on the fair value of the Company's debt and financial instruments. If market interest rates were to increase immediately and uniformly by ten percent from levels at June 30, 1999, the decline in fair value of the portfolio would not be material. The Company's long-term term debt bears interest, for the most part, at a fixed rate and, therefore, relative to its long-term debt, an immediate ten percent change in the market interest rates would not materially impact the Company's financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For information concerning this item, see "Item 2. Management's
Discussion and Analysis of Financial Condition and Results of
Operations - Market Risk," which information is incorporated herein by reference.

              Electronic Retailing Systems International, Inc.

                                  Form 10-Q

                         Part II - Other Information

PART II.  Other Information

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a)   On June 10, 1999, the Company convened its Annual
              Meeting of Stockholders (the "Annual Meeting").

        (b) Not applicable because (i) proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934 together with the Company's Proxy Statement dated May 14, 1999; (ii) there was no solicitation in opposition to management's nominees as listed in such Proxy Statement; and (iii) all such nominees were elected.

        (c) At the Annual Meeting, the Company's stockholders voted in favor of the election of management's nominees for election as directors of the Company. The holders of 17,133,978 shares voted in favor of, and the holders of 7,890 shares withheld their vote for, the election of David Diamond; the holders of 17,133,978 shares voted in favor of, and the holders of 7,890 shares withheld their vote for, the election of Bruce F.Failing, Jr.; the holders of 17,133,978 shares voted in favor of, and the holders of 7,890 shares withheld their vote for, the election of Norton Garfinkle; the holders of 17,133,978 shares voted in favor of, and the holders of 7,890 shares withheld their vote for, the election of Sheldon Weinig; and the holders of 17,133,978 shares voted in favor of, and the holders of 7,890 shares withheld their vote for, the election of Donald E. Zilkha.

        (d)   Not applicable.

Item 5.    EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits

              The exhibits filed or incorporated by reference as part of this Quarterly Report on Form 10-Q are listed on the attached Index to Exhibits.

        (b)   Current Reports on Form 8-K

              During the quarter ended June 30, 1999, the Company did not file any Current Reports on Form 8-K.

                                 Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        ELECTRONIC RETAILING SYSTEMS
                          INTERNATIONAL, INC.


August 13, 1999         s/ Bruce F. Failing, Jr.
----------------        ---------------------------------------
Date                    Bruce F. Failing, Jr.
                        Vice Chairman and Chief Executive Officer



August 13, 1999         s/ Jerry McAuliffe
---------------         ---------------------------------------
Date                    Jerry McAuliffe
                        Chief Financial Officer
                        (principal financial and accounting officer)

              Electronic Retailing Systems International, Inc.

             Form 10-Q for the Three Months Ended June 30, 1999

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