Form 10-Q
period 1999-09-30
ELECTRONIC RETAILING SYSTEMS INTERNATIONAL INC
filed 1999-11-15
CIK 898747

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

                           For the quarterly period ended September 30, 1999

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
                                   YES    X                       NO
                                      -----                        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class              Outstanding at November 14, 1999
    --------------------        --------------------------------
 Common Stock, $.01 par value              21,282,637

=================================================================

                           Electronic Retailing Systems International, Inc.

                                                           Form 10-Q

                                                           Contents

                                                                  Page Number

PART I. Financial Information

Item 1.             Financial Statements

                    Condensed Consolidated Balance Sheet--
                      September 30, 1999 and December 31, 1998               3

                    Condensed Consolidated Statement of
                      Operations--Three and Nine Months Ended
                      September 30, 1999 and 1998                            4

                    Condensed Consolidated Statement of Cash
                      Flows--Nine Months Ended September 30,
                      1999 and 1998                                          5

                    Notes to Condensed Consolidated
                      Financial Statements                                   6

Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          10

Item 3.  Quantitative and Qualitative
               Disclosures About Market Risk                                20

PART II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                                   21

SIGNATURES                                                                  22

INDEX TO EXHIBITS                                                           23

Part I - Financial Information
Item 1. Financial Statements
                                       Electronic Retailing Systems International, Inc.
                                             Condensed Consolidated Balance Sheet
                                       (in thousands except per share and share amounts)
                                                                     September 30,                          December 31,
                                                                         1999                                  1998
                                                                     -------------                          ------------
                                                                     (Unaudited)
Assets
Current Assets
 Cash and cash equivalents                                           $  48,484                              $  63,877
 Accounts receivable                                                     1,358                                  1,260
 Inventories                                                             5,724                                  6,612
 Prepayments and other current assets                                      958                                  1,159
                                                                     ---------                              ---------
          Total current assets                                          56,524                                 72,908
                                                                     ---------                              ---------
Equipment                                                                5,814                                  5,113
 Accumulated depreciation                                               (2,296)                                (1,462)
                                                                     ---------                              ---------
 Net equipment                                                           3,518                                  3,651
                                                                     ---------                              ---------
Other non-current assets                                                 4,302                                  5,067
                                                                     ---------                              ---------
Total assets                                                         $  64,344                              $  81,626
                                                                     =========                              =========
Liabilities and stockholders' deficit
Current liabilities
 Accounts payable and accrued expenses                               $   2,077                              $   2,214
 Notes payable                                                                   -                              4,997
                                                                     ---------                              ---------
          Total current liabilities                                      2,077                                  7,211
                                                                     ---------                              ---------
Long-term debt
 Senior Discount Notes, 13.25%                                         137,470                                124,057
                                                                     ---------                              ---------
Common stock purchase warrants                                           5,100                                  5,100
                                                                     ---------                              ---------
Commitments                                                                      -                                      -
                                                                     ---------                              ---------
Stockholders' deficit
 Common stock (par value $0.01
  per share; 35,000,000 authorized,
  21,282,637 and 21,249,447 shares
  issued and outstanding in 1999
  and 1998)                                                                212                                    212
 Additional paid-in capital                                             51,390                                 51,374
 Accumulated deficit                                                  (131,905)                              (106,328)
                                                                     ---------                              ---------
          Total stockholders' deficit                                  (80,303)                               (54,742)
                                                                     ---------                              ---------
Total liabilities and stockholders'
 deficit                                                             $  64,344                              $  81,626
                                                                     =========                              =========


                             See accompanying notes to condensed consolidated financial statements

                                         Electronic Retailing Systems International, Inc.
                                          Condensed Consolidated Statement of Operations
                                             (in thousands, except per share amounts)
                                                            (Unaudited)
                                                           Three Months Ended                      Nine Months Ended
                                                             September 30,                           September 30,
                                                           ------------------                      -----------------
                                                           1999             1998                   1999         1998
                                                           ----             ----                   ----         ----
Revenues
 Product sales                                             $  1,005     $    573                   $  2,313  $  2,109
 Maintenance                                                    233          222                        633       575
                                                           --------     --------                   --------  --------
          Total revenues                                      1,238          795                      2,946     2,684
                                                           --------     --------                   --------  --------
Costs of goods sold
 Product sales                                                  908          851                      3,337     2,927
 Maintenance                                                    233          139                        578       511
                                                           --------     --------                   --------  --------
          Total cost of goods sold                            1,141          990                      3,915     3,438
                                                           --------     --------                   --------  --------
          Gross profit (loss)                                    97         (195)                      (969)     (754)
                                                           --------     --------                   --------  --------
Operating expenses
 Selling, general and
  administrative                                   2,653        2,855      8,235     9,128
 Research and development              1,444          966      4,030     2,859
 Depreciation and amortization           100           85        295       258
                                                           --------     --------                   --------  --------
          Total operating expenses         4,197        3,906     12,560    12,245
                                                           --------     --------                   --------  --------
 Loss from operations                 (4,100)      (4,101)   (13,529)  (12,999)
                                                           --------     --------                   --------  --------
Other income (expenses)
 Interest income                                                671        1,041                      2,087     3,144
 Interest expense                                            (4,839)      (4,310)                   (14,121)  (12,486)
 Loss on disposals                                               (1)           -                        (13)        -
                                                           --------     --------                   --------  --------
          Total other expenses                               (4,169)      (3,269)                   (12,047)   (9,342)
                                                           --------     --------                   --------  --------
 Net loss                                                  $ (8,269)    $ (7,370                   $(25,576) $(22,341)
                                                           ========     ========                   ========  ========
Earnings per share
 Weighted average common shares
  outstanding                                                21,272       21,244                     21,258    21,227
                                                           ========     ========                   ========  ========
 Net loss per common share                                 $  (0.39)    $  (0.35)                  $  (1.20) $  (1.05)
                                                           ========     ========                   ========  ========




                                 See accompanying notes to condensed consolidated financial statements

                                           Electronic Retailing Systems International, Inc.
                                            Condensed Consolidated Statement of Cash Flows
                                                            (in thousands)
                                                              (Unaudited)
                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                               ------------------------
                                                                               1999                1998
                                                                               ----                ----
Cash Flows Used in Operating Activities:
  Net loss                                                                     ($25,576)           ($22,341)
  Other adjustments to reconcile net loss to
   net cash used in operating activities                                         15,481               8,869
                                                                               --------            --------
          Cash used in operating activities                                    ( 10,095)            (13,472)
                                                                               --------            --------
Cash Flows Used in Investing Activities:
 Capital expenditures                                                              (330)               (911)
 Disposal of fixed assets                                                            16                  32
 Note Receivable                                                                     --              (2,000)
 Capitalized product development costs                                               --                (373)
                                                                               --------            --------
          Cash used in investing activities                                        (314)             (3,252)
                                                                               --------            --------
Cash Flows from Financing Activities:
 Repayment of Debt                                                               (5,000)                 --
 Net proceeds from exercised stock options                                           16                  39
                                                                               --------            --------
          Cash (used) provided by
            financing activities                                                 (4,984)                 39
                                                                               --------            --------
          Net decrease in cash and cash equivalents                             (15,393)            (16,685)
                                                                               --------            --------
Cash and cash equivalents at beginning
  of period                                                                      63,877              82,400
                                                                               --------            --------
Cash and cash equivalents at end of period                                     $ 48,484            $ 65,715
                                                                               ========            ========




                                 See accompanying notes to condensed consolidated financial statements

                             Electronic Retailing Systems International, Inc.
                         Notes to Condensed Consolidated Financial Statements
                                              September 30, 1999
                                                  (Unaudited)

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

          In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year ending December 31, 1999. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                             Electronic Retailing Systems International, Inc.
                         Notes to Condensed Consolidated Financial Statements
                                                 September 30, 1999
                                                     (Unaudited)

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

Note 3 - Inventories:

          Inventories are stated at the lower of cost (determined on a first in, first out basis) or market value. Inventories at September 30, 1999 consist of $2,149,000 of materials and supplies and $3,575,000 of finished goods. Inventories at December 31, 1998 consisted of $2,167,000 of materials and supplies and $4,445,000 of finished goods. Inventories in excess of expected requirements due to new product introductions or product enhancements are expensed currently.

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

                             Electronic Retailing Systems International, Inc.
                         Notes to Condensed Consolidated Financial Statements
                                                 September 30, 1999
                                                    (Unaudited)

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

          During the fourth quarter of 1999, the Company purchased in the open market $45,250,000 aggregate principal amount at maturity of the Notes, for an aggregate purchase price to the Company of $7,014,000. The Company's Board of Directors has authorized the purchase of Notes in the open market, with the amount and timing of transactions dependent upon a number of factors, including the price and availability of Notes, general market conditions, and competing alternate uses of funds, and may be discontinued at any time.

          The following unaudited pro forma summary presents the consolidated results of operations as if the purchase of the Notes had been done at the beginning of the respective periods.
The following pro forma balance sheet accounts reflect the Company's purchase of the Notes had the purchase been done as of the following dates. These results do not purport to be indicative of what would have occurred had the purchase actually been done as of such dates or of results which may occur in the future:

                             Electronic Retailing Systems International, Inc.
                         Notes to Condensed Consolidated Financial Statements
                                               September 30, 1999
                                                   (Unaudited)

                                                           Nine Months Ended
                                                              September 30,
                                                           1999           1998
                                                           ----           ----
(in thousands)
Interest income                                            1,823         2,854
Interest expense                                          (9,856)       (8,739)
Gain on retirement of debt                                24,528        29,597

                                              September 30,       December 31,
                                                   1999                1998
                                              -------------       ------------

Assets:
 Cash                                              41,106               56,376
 Other non-current assets                           2,928                3,520

Liabilities:
 Senior Discount Notes,
 13.25%                                            95,267               85,972


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

Item 2.  Management's  Discussion And Analysis Of Financial
         Condition And Results Of Operations

Overview

The market for electronic shelf labeling (ESL) systems is in the development stage, and the Company estimates that, as of September 30, 1999, approximately 195 stores in the United States were operating such systems, out of a potential market in excess of 100,000 supermarkets and other stores. As a result, market acceptance of and demand for these systems are subject to a high level of uncertainty. The Company's success will depend upon the rate at and extent to which retailers choose to install ESL systems throughout their stores. The initial acceptance and rate of installation by retailers may be affected by numerous factors beyond the Company's control, including the customer's assessment of the benefits of and the need for ESL systems and the customer's available capital resources, and there can be no assurance that supermarket chains will choose to install ESL systems in a significant number of stores.

Since its inception in 1990, the Company has been engaged primarily in the development, design, market testing and, more recently, sale of the ERS ShelfNet System. The Company subcontracts to third parties the manufacture and assembly of the components comprising the ERS ShelfNet System. In addition, the Company engages unaffiliated parties to augment its internal development resources and to assist it in the continued development of the ERS ShelfNet System. The Company has never been profitable and has incurred significant net operating losses and negative cash flow from operations to date. Since inception and through September 30, 1999, the Company has generated cumulative revenues of $21.2 million, and has incurred a cumulative net loss of approximately $152.5 million. The Company expects losses and negative cash flow from operations to continue in the current fiscal year, and the accumulated deficit will increase, while the Company concentrates on the foregoing activities and unless it has established a sufficient revenue generating customer base.

The Company historically has marketed the ERS ShelfNet System for sale at prices generally in excess of $100,000 per store. The purchase of an ESL system from the Company has therefore represented a significant capital expenditure for capital-constrained retailers. The Company also markets its ERS ShelfNet System on a fee based arrangement under its SayGo Plan. Under the SayGo Plan, the Company will recognize revenues as monthly usage and other fees are billed to customers. Also, under the SayGo Plan the Company will retain ownership of the systems, which will be reflected as long-term assets on the Company's consolidated balance sheet and which will be depreciated on a straight-line basis over the shorter of their economic lives or five years. The Company has begun, during its current fiscal year, to develop additional strategies to accelerate market recognition and acceptance of the system and its benefits, but there can be no assurance that any such approaches will be material to the determination of additional retailers to install the Company's system in the emerging market for ESLs.

In order to pursue its strategy of greater market penetration while its operations grow, the Company has incurred indebtedness that is substantial in relation to its stockholders' deficit.
As of September 30, 1999, the Company had recorded total outstanding indebtedness of approximately $137.5 million and a total stockholders' deficit of $80.3 million. See "Liquidity and Capital Resources" below for information concerning the Company's open market purchases of certain outstanding indebtedness during the fourth quarter. As a result of its high degree of leverage (and as more fully-described below under "Liquidity and Capital Resources"): (i) a substantial portion of the Company's cash flow from operations, if any, after February 1, 2000, will be required to be dedicated to the Company's interest expense obligations and may not be available to the Company for its operations, working capital, capital expenditures or other purposes, (ii) the Company's ability to obtain financing that may be needed may be limited, (iii) the Company's flexibility to adjust to changing market conditions and ability to withstand competitive pressures as compared to less highly-leveraged competitors could be limited (including by reason of the covenants contained in the Company's debt instruments), and (iv) the Company may be more vulnerable to downturns in general economic conditions or in its business or be unable to undertake capital expenditures that are important for its growth strategy, any of which could have a material adverse effect on the Company and its ability to make payments of principal of, and interest on, its indebtedness.

Commencing August 1, 2000, cash interest on the Company's Senior Discount Notes (the "Senior Discount Notes") will be payable semi-annually at the rate of 13-1/4% per annum. The full accreted principal amount at maturity of the Senior Discount Notes will become due on February 1, 2004. The Company's ability to meet its continuing debt service and other obligations will depend largely on the extent to which the Company can implement successfully its business strategy of achieving large-scale commercialization of the ERS ShelfNet System, and there can be no assurance that the Company will be able to implement fully its strategy, that the anticipated results of its strategy will be realized, or that the Company will be able to generate sufficient cash flow or otherwise obtain funds in the future to cover interest and principal payments associated with the Senior Discount Notes and any other debt of the Company. See "Liquidity and Capital Resources" below.

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

Results of Operations

Revenues. During the three month period ended September 30, 1999, the Company's total revenues were $1,238,000 compared to $795,000 in the corresponding quarter in 1998. Revenues for the nine months ended September 30, 1999 were $2,946,000 compared to $2,684,000 in the corresponding period of 1998. The increase in revenues in 1999 compared to 1998 reflects the increased sales of the Company's new generation product.

In the three and nine month periods ended September 30, 1999, revenues were concentrated among two significant customers within the supermarket industry comprising 86% of total revenues in each period. For the three and nine month periods ended September 30, 1998, revenues were concentrated among two significant customers comprising 92% and 88% of total revenues, respectively.

Maintenance revenues for the three months ended September 30, 1999 increased to $233,000 from $222,000 in the corresponding 1998 period, and the first nine months of 1999 maintenance revenues increased to $633,000 from $575,000 in the first nine months of 1998, reflecting additional maintenance from a larger customer base of installations.

Cost of goods sold. Cost of goods sold consists of the cost of hardware components of the ERS ShelfNet System, system installation costs, depreciation of tools and dies owned by the Company and utilized in the manufacturing of hardware components, amortization of capitalized product development costs, warranty and maintenance costs, freight and inventory obsolescence. In connection with the SayGo Plan, the Company will depreciate the cost of hardware components of its system over the shorter of their estimated useful lives or five years.

Cost of goods sold increased to $1,141,000 for the three months ended September 30, 1999, from $990,000 for the three months ended September 30, 1998, and to $3,915,000 for the nine months ended September 30, 1999 from $3,438,000 for the nine months ended September 30, 1998. In the third quarter of 1999 the gross profit (revenues in excess of cost of goods sold ) as a percentage of revenues was 8% resulting from a decline in inventory related costs. In the comparable period in 1998 the gross loss (cost of goods sold in excess of revenues) as a
percentage of revenues was 25%.   The gross loss was 33% during
the first nine months of 1999 compared to 28% during the same period of the prior year. The increase in gross loss as a percent of revenues was primarily the result of an increase in the inventory reserve during the nine months of 1999. See Liquidity and Capital Resources" below.

Warranty and maintenance expenses included in cost of goods sold increased to $233,000 in the three months ended September 30, 1999 compared to $139,000 for the same period in 1998, and to $578,000 in the nine months ended September 30, 1999 compared to $511,000 for the same period in 1998. The Company anticipates that future warranty and maintenance expenses per installation will decrease as a greater percentage of the installed base consists of wireless installations, and that the cost of goods sold as a percentage of revenues will decrease as a result of higher manufacturing volumes of its components and as the installation process is improved.

Selling, General and Administrative. Selling, general and administrative costs consist of costs associated with selling and administrative staff, overhead, market research and development, and customer service personnel. Selling, general and administrative costs decreased to $2,653,000 for the three month period ended September 30, 1999, compared to $2,855,000 for the same period in 1998. For the first nine months of 1999 selling, general and administrative costs decreased to $8,235,000 from $9,128,000 in the comparable 1998 period. The decrease in selling, general and administrative expense reflects a reduction in severance expense and general cost reductions and, during the nine-month period, the absence of costs associated with the proposed acquisition of Telepanel Systems Inc. ("Telepanel").

In October 1997, the Company and Telepanel executed an agreement to combine, as a result of which the Company would have become the sole beneficial owner of the outstanding Telepanel common shares. In April 1998, such arrangements were terminated. Results for the nine months ended September 30, 1998 included direct transaction costs associated with the proposed combination of $536,000, while no such expense was recorded in 1999.

Research and Development. Research and development expenses were $1,444,000 and $4,030,000, respectively, for the three and nine month periods ended September 30, 1999 compared to $966,000 and $2,859,000 for the same periods in 1998. Such increases reflect expanded hardware engineering activities. During the three and nine month periods ended September 30, 1999 the Company did not capitalize any product development software costs. In the comparable 1998 periods, $126,000 and $373,000, respectively, of such costs were capitalized. Product development costs are amortized over the shorter of the estimated useful life of the related software product or process or three years.

Interest Income. Interest income decreased to $671,000 for the three month period ended September 30, 1999 compared to $1,041,000 for the same period in 1998, and to $2,087,000 for the first nine months of 1999 compared to $3,144,000 for the same period in 1998 due to the decreased cash and cash equivalents available for investment.

Interest Expense. Interest expense increased to $4,839,000 for the three month period ended September 30, 1999, compared to $4,310,000 for the same period in 1998. For the first nine months of 1999 interest expense increased to $14,121,000 from $12,486,000 in the first nine months of 1998. Interest expense in 1999 and 1998 included interest on amounts borrowed from the Connecticut Development Authority ("CDA"), which matured in August 1999, and non cash interest on the Senior Discount Notes. With the consummation in January 1997 of the private sale (the "Private Placement") of 147,312 units (the "Units") each consisting of Senior Discount Notes with a principal amount at maturity of $1,000 and one warrant (collectively the "1997 Warrants") to purchase 17.23 shares of Common Stock, the Company commenced recording interest on an amount equal to the gross proceeds from the Private Placement plus prior recorded and unpaid interest at the annual rate of 13.25%. Additional expense is being recorded as a result of the amortization of the discount recorded on the Senior Discount Notes (for value attributed to the 1997 Warrants) and the amortization of costs of issuance.

Income Taxes. The Company has incurred net losses since inception which have generated net operating loss carryforwards of approximately $85 million which are available to offset future taxable income for federal income tax purposes and expire through the year 2013. In consideration of the Company's accumulated losses through September 30, 1999 and the uncertainty of its ability to utilize any future tax benefits resulting from these losses, the impact of this potential tax benefit has been eliminated in the Company's unaudited condensed consolidated financial statements.

Liquidity and Capital Resources

As of September 30, 1999, the Company had net working capital of $54,447,000, reflecting cash and cash equivalents of $48,484,000, compared to net working capital of $65,697,000, reflecting cash and cash equivalents of $63,877,000 at December 31, 1998. The decrease in net working capital and in cash and cash equivalents resulted primarily from the funding of the Company's operations during the first nine months of 1999 and repayment of the indebtedness to the CDA, which matured in August 1999.

Net cash used in operations was $10,095,000 for the nine months ended September 30, 1999, compared to net cash of $13,472,000 used for operating activities for the nine months ended September 30, 1998. In the first nine months of 1999, the net cash used in operations also reflected a decrease in inventory (net of reserves) of $888,000, compared to an increase in inventory (net of reserves) of $2,871,000 during the comparable period in 1998. In the first nine months of 1999, the net loss of $25,576,000 included $12,978,000 of non-cash interest expense. In the first nine months of 1998, the net loss of $22,341,000 included $11,415,000 of non-cash interest expense.

Cash used in investing activities totaled $314,000 for the nine months ended September 30, 1999, compared to $3,252,000 of cash used in investing activities for the nine months ended September 30, 1998. Investing activities included capital expenditures of $330,000 and $911,000 for the nine months ended September 30, 1999 and 1998, respectively. Notes receivables of $2,000,000 resulting from an advance made to Telepanel were outstanding as of September 30, 1998, which was repaid in the fourth quarter of 1998. During the nine month period ended September 30, 1999, the Company did not capitalize product development software costs while in the comparable 1998 period $373,000 of such costs were capitalized.

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

Although the Company believes that the SayGo Plan has, to a limited extent, facilitated market acceptance of the ERS ShelfNet System, principally as a result of its diminution of the risk perceived by new customers in an investment in new technology, the Company believes that retailers to whom benefits of the system have been established may prefer to purchase the system rather than participate in the SayGo Plan. Accordingly, the Company will continue to offer its system under the SayGo Plan in addition to pursuing maximum sales of the system. The Company also has begun, during its current fiscal year, to develop additional strategies to accelerate market recognition and acceptance of the system and its benefits, which may draw on the Company's liquid assets.

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

Cash used in financing activities in the first nine months of 1999 totaled $4,984,000, resulting from the repayment of indebtedness to the CDA, which matured in August 1999, offset by stock option exercises, compared to $39,000 provided by financing activities, as a result of stock option exercises, in the first nine months of 1998.

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

During the fourth quarter of 1999, the Company purchased in the open market $45,250,000 aggregate principal amount at maturity of the Senior Discount Notes, for an aggregate purchase price to the Company of $7,014,000. The Company's Board of Directors has authorized the purchase of Senior Discount Notes in the open market, with the amount and timing of transactions dependent upon a number of factors, including the price and availability of Senior Discount Notes, general market conditions, and competing alternate uses of funds, and may be discontinued at any time.

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

In the event commercialization does not result in sufficient liquidity to the Company, the Company may need to raise additional long-term financing to support and service debt. The Company has no current arrangement with respect to, or sources of, any additional financing, and there can be no assurance that any such additional financing would be available on terms reasonable to the Company. During the fourth quarter of 1999, the Company engaged Jefferies & Co, Inc. and BNY Capital Markets Inc. to advise it in connection with the development or consideration of proposals relating to the Senior Discount Notes.

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

The project team has been reviewing the year 2000 compliance status of the software and systems used in the Company's internal business processes and is making necessary upgrades and modifications. The project team has obtained appropriate assurances of compliance from all the major manufacturers of hardware and software products used by the Company internally, and their agreement to modify or replace any non-compliant products. The Company anticipates that the software or systems that the Company deems significant to its business are year 2000 compliant, but there can be no assurance that the Company will not experience delays in implementing compliant products.

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

As part of the Company's effort, it has completed recreation of customer environments to the extent possible, and testing data interfaces and other applications to assist customers in year 2000 compliance. Many customers and potential customers are expending significant resources to correct their current operations for year 2000 compliance, which may affect purchasing patterns and result in reduced time and funds available to investigate the purchase of the ERS ShelfNet System.

The Company also faces risk to the extent that suppliers of products, services and systems purchased by the Company and others with whom the Company transacts business on a worldwide basis do not comply with year 2000 requirements. The project team has implemented a program to obtain appropriate assurances of year 2000 compliance from the Company's principal suppliers, and is continuing to endeavor to determine the extent to which the Company is vulnerable to their failure to remediate year 2000 issues. The Company has obtained written certifications from a majority of such vendors as to year 2000 compliance. To the extent that a supplier or vendor poses unacceptable year 2000 risks to the Company, the Company will seek to identify alternative supply sources. The Company believes alternative sources of system components are available and maintains an inventory of its products, which the Company believes is sufficient to account for temporary supply disruptions.

The Company presently believes that the ERS ShelfNet System and the Company's internal computer systems are year 2000 compliant. However, while the Company estimates the cost of these efforts to be less than approximately $63,000, there can be no assurance that such costs will not exceed such amount. In light of management's current assessment that no material exposure to significant business interruption exists, the Company has developed contingency plans consisting of: (i) identifying alternative vendors and suppliers of software, components and services that are year 2000 compliant, (ii) preparing to switch to any such vendor or supplier, if necessary, and (iii) staffing on call support subsequent to the new year to assist customers who may experience year 2000 related problems. The Company will appropriately modify its strategy as additional circumstances come to its attention, but there can be no assurance that the Company will timely identify and remediate all significant year 2000 problems, that remedial efforts will not involve significant additional time and expense, or that such problems will not have an effect on the Company's business, results of operations or financial position more substantial than currently anticipated.

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

The Company utilizes sensitivity analysis, along with other techniques, as a basis for measuring the impacts that market risk exposure may have on the fair value of the Company's debt and financial instruments. If market interest rates were to increase immediately and uniformly by ten percent from levels at September 30, 1999, the decline in fair value of the portfolio
would not be material.   The Company's long-term term debt bears
interest, for the most part, at a fixed rate and, therefore, relative to its long-term debt, an immediate ten percent change in the market interest rates would not materially impact the Company's financial statements.

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

                    (b)       Current Reports on Form 8-K

                              During the quarter ended September 30, 1999, the Company filed a Current Report on Form 8-K dated September 13, 1999, reporting the movement of the Company's Common Stock to the OTC Bulletin Board from the SmallCap Market. No financial statements were filed with such report.

                                                          Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ELECTRONIC RETAILING SYSTEMS
                                     INTERNATIONAL, INC.


November 12, 1999                  s/ Bruce F. Failing, Jr.
-----------------                  ---------------------------------------
Date                               Bruce F. Failing, Jr.
                                   Vice Chairman and Chief Executive Officer



November 12, 1999                  s/ Jerry McAuliffe
-----------------                  ---------------------------------------
Date                               Jerry McAuliffe
                                   Chief Financial Officer
                                   (principal financial and accounting officer)

                             Electronic Retailing Systems International, Inc.

                      Form 10-Q for the Three Months Ended September 30, 1999

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