Form 10-K
period 1999-12-31
ELECTRONIC RETAILING SYSTEMS INTERNATIONAL INC
filed 2000-03-30
CIK 898747

UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C. 20549

                    FORM 10-K

(Mark One)
[  X  ]	ANNUAL REPORT PURSUANT TO SECTION 13
        OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

OR

[      ]	TRANSITION REPORT PURSUANT TO SECTION
         13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ------------- to --------------


Commission file number 0-21456

ELECTRONIC RETAILING SYSTEMS INTERNATIONAL, INC.
------------------------------------------------
(Exact name of registrant as specified in its charter)

	Delaware						                     	06-1361276
--------------------------					      -------------
(State or other jurisdiction of		 	   (I.R.S. Employer
incorporation or organization)				 Identification No.)

	488 Main Avenue
	Norwalk, Connecticut							            06851
---------------------------				       -------------
(Address of principal executive offices)			    (Zip Code)

Registrant's telephone number, including area code: 203-849-2500
                                                    ------------
Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value
(Title of class)

	Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.	Yes  X   	No
                       ----     ----

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

Aggregate market value as of March 15, 2000  		$10,144,770

	Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

		Common Stock, $.01 par value,
		  as of March 15, 2000			21,282,637 shares

DOCUMENTS INCORPORATED BY REFERENCE

	List hereunder the documents, all or portions of which are incorporated by reference herein, and the part of the Form 10-K into which the document is incorporated: Proxy Statement to be filed with respect to the 2000 Annual Meeting of Stockholders-Part III.

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

	The ERS ShelfNet System functions as a local area network, utilizing open systems networking architecture driven by the Company's software and communications hardware, which are designed to interface with other store and vendor applications. Each ESL is a miniature data transceiver that is capable of storing, receiving and returning alphanumeric messages. An ERS store-based local area network has up to 30,000 individual ESLs connected to a central server. The ERS ShelfNet System is designed to allow retailers to:

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

The market for ESL systems, such as the ERS ShelfNet System, is in the development stage, and market acceptance of, and demand for, these systems are subject to a high level of uncertainty. The Company's success will be dependent upon, among other things, the extent to which retailers choose to install ESL systems. The demand for such systems may be affected by numerous factors, many of which are beyond the Company's control, including the actual savings and benefits experienced by the individual stores using the ESL systems, and there can be no assurance that supermarket chains or other retailers will choose to install ESL systems in a significant number of their stores. See "Customers" below.

	In February 2000, the Company acquired an interest in NewCheck Corporation ("NewCheck"), of Jacksonville, Florida, which also does business under the name of Productivity Solutions, Inc. NewCheck is engaged in the development and commercialization of retailing productivity solutions, for use in supermarkets and other retail environments similar to those addressed by the Company's system. NewCheck's ACM(R) self-checkout system (the "ACM Checkout System") is designed to enable shoppers to scan their items at a self-checkout lane and then either pay at the lane or at a centrally-located pay station. The securities acquired by the Company at closing represent approximately 19% of NewCheck's outstanding voting securities. The Company has the right to acquire additional securities of NewCheck and, under a management agreement extended to NewCheck, to manage NewCheck's operations. See "Agreements with NewCheck Corporation" below.

	As more fully described under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources," the Company is highly leveraged, and at March 1, 2000 had outstanding $76.4 million principal amount at maturity of its 13-1/4% Senior Discount Notes due 2004 (the
"Senior Discount Notes"), following the acquisition by the Company during fourth quarter 1999 and first quarter 2000 of an aggregate of $70.9 principal amount at maturity of Senior Discount Notes. The Company expects its net losses and negative cash flows from operations to continue through the current fiscal year. Although management believes the Company's resources will enable the Company to fund operations into the second quarter of 2001, thereafter the Company's ability to meet its continuing debt service and other obligations will depend largely on the extent to which the Company can implement successfully its business strategy of achieving large scale commercialization of the ERS ShelfNet System. If the Company is unable to place the system as a result of lack of market acceptance or otherwise, the Company will be unable to implement fully, or realize the anticipated results, of its strategy and may need to raise additional long-term financing to support operations and service debt. The Company has no current arrangement with respect to, or sources of, any additional financing, and there can be no assurance that any such additional financing would be available on terms reasonable to the Company. In the event the Company were unable to raise any required additional financing, the Company's operations would need to be scaled back or discontinued.

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

Business Strategy

	The Company's principal objective is to achieve increasing revenue through greater market penetration of the ERS ShelfNet
System. To achieve this objective, the Company is pursuing a strategy that includes the following key elements:

	.	Initial Focus on Supermarket Sector.  The Company
intends initially to focus its marketing efforts on the supermarket sector because of the Company's established relationships with supermarket chains and because of the Company's belief that supermarket operators generally are more receptive than other retailers to utilizing technology to reduce operating costs and improve productivity. The

	Company estimates that, as of December 31, 1999, of the approximately 30,700 supermarkets in the United States, approximately 200 stores were operating ESL systems.

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
appeal of the Company's system to prospective customers (by increasing the level of potential cost savings) and to encourage existing customers to install additional systems, the Company intends to develop additional productivity enhancing applications for the ERS ShelfNet System.

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

			Type of Store			              Number of Stores

		Supermarkets. . .  . . . . .	  	 30,700
		Discount mass merchandisers.     10,000
		Chain drug stores. . . . . .	    19,750
		Convenience stores . . . . .	    57,000
                                  -------
		Total  . . . . . . . . . . .   	117,450
                                  =======

Source:  Progressive Grocer Annual Report, April 1999; Chain Store
Guide 1999.

The Company believes there is a widespread need among retailers for a cost-effective and efficient communications system to improve pricing accuracy and efficiency, to reduce labor costs associated with price change activity and to provide the basis for strategic pricing programs to enable sophisticated merchandising so as to support margin improvement programs. The Company believes that such retailers generally seek automated solutions to reduce labor costs and improve efficiencies and obtain other benefits in operations.

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

Retail Challenge						ERS Solution
----------------						------------

Manual Price         Changes	The ERS ShelfNet System allows retailers
                     to implement price changes almost
                     instantaneously from the store's central computer or directly from corporate or regional headquarters, which the Company believes facilitates significant labor savings from manual implementation of price changes. In addition, electronic price changes are significantly faster to implement, which the Company believes leads to increased margins as prices may
                    	be increased promptly following special
                     promotions or increases in wholesale
                     prices.

Pricing Integrity 	  The ERS ShelfNet System electronically
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

Merchandising
 Management	         The ERS ShelfNet System is designed to
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

Replenishment/
 Inventory
 Management	         The ERS ShelfNet System is designed to
                     allow authorized store personnel to change
                     ESLs from a price display to an out-of-
                     stock message. This procedure replaces the current system of noting out-of-stocks manually, with the use of a label scanner, which requires follow-up by the store employee. The ERS ShelfNet System facilitates simple
                    	annotation of out-of-stocks during normal
                     stocking procedures, with the system
                     automatically generating an out-of-stock report that can be resolved quickly by store management. In addition, the display of an out-of-stock message, rather than removal of a paper label, holds the shelf placement for the missing product, increasing planogram integrity.

Shelfset Management	The ERS ShelfNet System is designed to
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

	Each ERS ShelfNet System generally consists of up to 30,000 ESLs and the necessary communication and support infrastructure to link the ESLs with the store's central computer and POS systems. The Company's new generation system consists of the following components:

	Electronic Shelf Label

	Each ESL is a mini data transceiver contained in a plastic case, which displays price and other information by means of a wide-angle view liquid crystal display window. The ESL is also able to display pricing and other promotional information for the consumer and inventory and reorder information for store employees, and is equipped with two buttons designed to allow store staff to interact with the store computers from the ESL on the shelf. The Company offers five different sizes and types of ESLs for use in different applications, such as SKUs for coolers and freezers. The Company's prior generation ESLs are powered through the rails to which they are connected, whereas the wireless ESLs are powered by long-life batteries.

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

	The Company currently markets its products to major retail chains through a direct marketing and sales force. The Company's marketing and sales personnel have significant retail experience, including experience in the POS system and local area network industries. The Company's marketing staff works with existing and potential customers to define their needs for ESL systems and to coordinate their implementation of the ERS ShelfNet System. The Company exhibits its system at major trade shows and produces and distributes promotional materials to increase market awareness of the Company's system.

	In addition, the Company will continue to investigate the feasibility of marketing its system through indirect channels such as value added resellers and distributors, and has obtained a letter of intent, subject to definitive contract terms, with Stores Automated Systems, Inc. In 1997, the Company entered into a five-year agreement with Symbol Technologies, Inc. ("Symbol"), granting Symbol the right, subject to specified exceptions and exclusion of certain markets in the United States, to resell the Company's products worldwide and, subject to achievement of specified market penetration objectives, the exclusive right to resell the Company's products in Europe. Pursuant to such arrangements and subject to meeting certain minimum sales criteria, Symbol would also have the right to manufacture the Company's ESL system. The Company has not yet generated revenues under its arrangements with Symbol.

	The Company historically has marketed its ERS ShelfNet System for sale, at prices generally in excess of $100,000 per store, and will continue to pursue maximum sales of the system. The Company believes that many of its target retailers are capital constrained, and compare potential investments in the ERS ShelfNet System to alternative capital expenditures and, accordingly, has marketed the ERS ShelfNet System under its arrangements called Save-As-You-Go
(the "SayGo Plan"). Under the SayGo Plan, the Company owns the system and, with no upfront cash cost to the retailer, furnishes the system to retailers who pay monthly fees to the Company based largely on their actual usage of the system. Under the SayGo Plan, the Company furnishes the system to qualified customers, identified by the Company as those retailers who meet minimum requirements with respect to price change potential per store and number of ESLs ordered. The Company's contract with such customers typically provides for charges to be billed to the customer monthly based on usage of the system. The Company believes that the SayGo Plan has, to a limited extent, facilitated market acceptance of its system, principally as a result of diminution of the risk perceived by new customers in an investment in new technology. During the year ended December 31, 1999, of the 25 systems installed by the Company, seven were acquired by customers under the SayGo Plan and the remainder were purchased.

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

Customers

As of December 31, 1999, the Company's ESL systems were installed in 80 U.S. retail stores, including those owned by such leading supermarket chains as Stop & Shop Supermarket Company ("Stop & Shop"), Big Y Foods, Inc., Shaw's Supermarkets, Inc. ("Shaw's"), The J.H. Harvey Company ("Harvey's"), K Mart Corporation, Winco Foods, Inc. ("Winco"), E.W. James & Sons Supermarkets Inc. ("E.W. James") and Schnuck Markets, Inc. ("Schnucks"), and in chain drug stores owned by Rite-Aid Corporation ("Rite-Aid"). Installations at December 31, 1999 reflect the election of H.E. Butt Grocery Co. ("HEB") to deinstall the Company's previous generation product.

	As of December 31, 1999, the Company had installed its new generation system in eleven Shaw's stores, twenty-one Stop & Shop stores, one Harvey's store, one E.W. James store, one Schnucks store, one Winco store and ten Rite-Aid stores. Subsequent to year-end, Rite-Aid determined not to renew the arrangements covering its stores, under which the Company furnished the systems in exchange for charges based on usage, and the systems were removed from these stores. As of December 31, 1999, the Company had received purchase orders covering five new generation systems from Stop & Shop, which the Company plans to install in 2000. As of such date the Company has also entered into an agreement with City Markets, Inc., a subsidiary of The Kroger Company, for the installation of one system and with E.W. James for the installation of four systems, in each case subject to satisfaction with the performance of the initial installed system.

	During the year ended December 31, 1999, Stop & Shop and Shaw's accounted for 80% and 10%, respectively, of the Company's consolidated revenues; during the year ended December 31, 1998, Stop
& Shop and Shaw's, accounted for 59% and 29%, respectively, of the Company's consolidated revenues; and during the year ended December
31, 1997, Stop & Shop, Shaw's and HEB accounted for 41%, 22% and
11%, respectively, of the Company's consolidated revenues.

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

Installation and Customer Service

	The ERS ShelfNet System is designed to be installed in a store without disrupting normal store operations. The Company uses a team comprised of one Company employee and two sub-contracted installers to install communications infrastructure and software and, if rail strips are also ordered by the customer, up to an additional five sub-contracted installers to install such hardware. The ESLs generally are programmed by the customer or at the Company's facilities and shipped to the site where they are installed by the customer.

	The Company's customer service group is staffed with employees experienced in POS and other retail systems. The Company also has an agreement with Data Cabling & Engineering, Inc., under which the Company obtains support in installation and project management services. The Company offers standard maintenance contracts to its customers which, under the SayGo Plan do not entail additional charges other than for specified extended services.

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

	During the years ended December 31, 1999, 1998, and 1997, the Company incurred expenses for research and development activities of $5,460,000, $3,928,000, and $3,409,000, respectively. In the years ended December 31, 1998 and 1997, the Company capitalized an aggregate of $373,000 and $375,000, respectively, in costs of internal labor and outside services associated with product development. No such costs were capitalized during 1999.

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

	The Company holds 16 United States patents and six foreign patents, and has seven additional United States patent applications, six U.S. provisional patent applications and six foreign patent applications pending. The Company also has other applications under preparation and intends to continue to file patent applications on its novel products and systems. Certain of these patents and patent applications are directed to salient features of the Company's ESL system, in particular relating to the ESL and associated hardware, and the communications network linking the components of the system.

	The Company's wholly-owned subsidiary, Amacrine International, Inc. ("Amacrine"), is entitled to use, and to grant sublicenses with respect to, certain patents directed to an alphanumeric display module and radio frequency communications system, which Amacrine designed and developed for Telepanel Systems Inc. ("Telepanel") under a technical services agreement which existed between such companies. The Company is aware of certain statements made by Telepanel, which the Company believes are without merit, regarding whether Telepanel is entitled to a sublicense fee in respect of such patents or will otherwise protect its rights.

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

Competition

	The Company believes that the only ESL system suppliers offering a product currently competing with the Company's system in the United States are Telepanel, Pricer and, recently, NCR and Display Edge Technology, Ltd. ("DET"). Telepanel has publicly reported the existence of an arrangement with IBM whereby IBM may market the Telepanel system. NCR and DET also have developed and have introduced ESL systems in the United States. Outside of the United States, in addition to Pricer, the Company expects to compete with a number of companies with ESL systems under development.

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

Government Regulation

	Accuracy in pricing on the part of supermarkets has been an objective of state and local regulation. At least 20 states currently have laws or regulations requiring some form of "unit pricing" (which require prices and price per measure to be displayed either on the package or the shelf), and at least six states (and other local jurisdictions) have laws requiring "item pricing" (which require the marking of prices on individual consumer packages for some or all products in the retail store). The existence of item pricing laws applicable to any of the Company's intended customers increases such customers' costs of providing price information to consumers and may decrease or eliminate some of the potential benefits of implementation of the ERS ShelfNet System. In the State of Minnesota, item pricing is not required if the price is clearly presented on the shelf and consumers are offered the means by which to mark individual items. In the State of Connecticut, the item pricing law allows the State's Commissioner of Consumer Protection to exempt from item pricing requirements stores employing an approved ESL system. The Commonwealth of Massachusetts has authorized and is conducting trials of ESL systems in support of its consideration of regulation which may encourage the installation of such systems.

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

Agreements with NewCheck Corporation

	In February 2000, in exchange for payments aggregating $6.5 million, the Company acquired 262,802 shares of the newly-created Series C Convertible Preferred Stock, $.0001 par value (the "Senior Preferred Stock"), of NewCheck, together with NewCheck's 8% Convertible Promissory Note (the "Convertible Note") in the aggregate principal amount of $4.6 million, convertible into an additional 613,205 shares of Senior Preferred Stock. The shares of Senior Preferred Stock acquired by the Company at closing represent approximately 19% of NewCheck's outstanding voting securities. For additional information concerning the terms of the securities acquired by the Company, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources," which information is incorporated by reference herein.

	ACM Checkout System

	NewCheck is engaged in the development and commercialization of retailing technology productivity solutions for use in supermarkets and other retail environments similar to those addressed by the Company's system. NewCheck's ACM Checkout System is designed to enable shoppers to scan their items at a self-checkout lane and then either pay at the lane or at a centrally located pay station. The
ACM Self Checkout System contains multimedia instructions and help menus to support customer use, and is equipped with both touch screen and voice synthesized assistance. The system is designed to reduce labor requirements at the front-end of the store by allowing customers to scan and pay for their own items. In addition, the ACM Checkout System enhances store security procedures by checking each item's characteristics against a security data base and is integrated with the store's POS system, allowing price and description verification as the customer scans.

	Management Arrangements

	The Company and NewCheck have entered into a management agreement dated February 11, 2000 (the "Management Agreement"), under which, for an initial term of five years, the Company will manage NewCheck's operations. Under the Management Agreement, the Company is obligated to develop an annual business plan for NewCheck, subject to review and approval by the Board of Directors of NewCheck, and subsequently, within the parameters of the business plan, to supervise and manage NewCheck's business. The initial term of the Management Agreement may be extended by an additional period of five years, at the option of the Company upon notice to NewCheck, as long as the Company is not in default under the agreement and, together with its affiliates, continues to own or has the right to acquire at least seven percent of the outstanding equity of NewCheck.

	In exchange for the Management Agreement, the Company is entitled to reimbursement of the costs of performance, including an allocated portion of the Company's general and administrative expense. In addition, in exchange for the Management Agreement, the Company has been issued 1,110,000 ten-year warrants, with an exercise price of $.001 per share, exercisable after the first year to acquire shares of NewCheck's common stock, $.0001 par value (the "NewCheck Common Stock"), equal to approximately 16% of NewCheck's voting securities outstanding at closing (giving effect to such warrants and to the conversion of the Convertible Note). The Company received additional ten-year warrants, exercisable at the same price per share with respect to specified percentages of the outstanding NewCheck Common Stock, that vest in the event the equity value of NewCheck exceeds specified levels during the three years after closing. Under the Management Agreement, the Company will administer a stock option plan authorized by NewCheck's Board of Directors with respect to shares of NewCheck Common Stock, equal to up to 15% of the securities of NewCheck outstanding at closing (on a fully-diluted basis), which may be granted to officers, employees and consultants of NewCheck (including officers and employees of the Company).

	The Management Agreement provides for NewCheck to indemnify the Company for activities by the Company under the Management
Agreement, except insofar as may be attributable to any gross negligence or willful misconduct of the Company, and, except as may be attributable to such matters, provides for any liability of the Company under the Management Agreement to be limited to amounts received by the Company and the fair market value of the warrants, and warrant stock, issued under the Management Agreement.

	Other Arrangements

	Under the agreements pursuant to which the Company, and other subscribers to NewCheck's Senior Preferred Stock, contemporaneously acquired their securities, NewCheck is obligated to observe covenants addressing such matters as the ability to incur debt, effect acquisitions, dispose of assets and undertake other actions, unless waived by the requisite consent of holders of the Senior Preferred Stock, Convertible Note and NewCheck's prior issued Series B Convertible Preferred Stock. NewCheck's arrangements with the Company and such other subscribers extend, among other matters, to demand and incidental registration rights covering the NewCheck Common Stock issuable upon conversion of the Senior Preferred Stock (and the warrants issued to the Company) and rights of first offer regarding new issues of securities by

NewCheck. The Company is also entitled to name one of the three directors allocated to the Senior Preferred Stock on NewCheck's seven member Board of Directors.

Employees

	As of December 31, 1999, the Company had 105 full-time employees, consisting of 49 engaged in engineering, development and manufacturing support, 16 in marketing and sales activities, 28 in customer services and 12 in general administrative and executive functions. The Company does not have a collective bargaining agreement with any of its employees and considers its relationship with its employees to be excellent.

Executive Officers

	The executive officers of the Company, and their respective ages and positions with the Company, are as follows:

	Name					               Age		        Position
 ----		               			---	        	--------

Norton Garfinkle			      69		    Chairman of the Board
Bruce F. Failing, Jr.		  51		    Vice Chairman of the
                                   Board and Chief
                                   Executive Officer
Michael Persky				       36     	President
Jerry McAuliffe				      36	    	Vice President, Chief
                                   Financial Officer
Frank Romano				         37		    Vice President,
                         								  Engineering
Paul Lavoie				          39		    Vice President, Sales
Norman Tsang				         35		    Vice President, Marketing

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

	Mr. Persky has been President and Chief Operating Officer of the Company since 1998, having joined the Company and become Vice President-Marketing in 1997. Prior to joining the Company, Mr. Persky was Vice President-Marketing for Executone, Inc., a manufacturer of telephone systems, since 1996. From prior to 1995 to 1996, Mr. Persky held various marketing positions with Octel Communications (formerly VMX, Inc.), a voice mail supplier, the last of which was as Marketing Director, Europe, Middle East and Africa.

Mr. McAuliffe has been Vice President, Chief Financial Officer of the Company since January 1999. From 1997 until joining the Company, Mr. McAuliffe was Chief Financial Officer of Ubiq Communications, Inc., a specialty wireless messaging and information company, and from prior to 1995 to 1997 served as Chief Financial Officer of Ovid Technologies, Inc., a software and internet based information technology company.

Mr. Romano has been Vice President, Engineering of the Company since March 2000, having joined the Company as Director, Hardware Engineering in May 1999. Prior to joining the Company, Mr. Romano served as Director, Manufacturing and Corporate Quality of Comtec Information Systems Inc., a developer of wireless portable printers and hand held terminals, since 1997. From 1990 to 1996, Mr. Romano held various positions in product development with GTECH Corporation, which provides online gaming systems, the last of which was as Manager, Product Engineering.

Mr. Lavoie has been Vice President, Sales of the Company since January 1999, having joined the Company as Vice President, Marketing in 1998. From prior to 1995 to 1998, Mr. Lavoie held various marketing positions with News America Marketing, Inc. (formerly, Actmedia, Inc.), the last of which was as Senior Vice President, Retail Marketing.

Mr. Tsang has been Vice President, Marketing of the Company since January 1999. Prior to joining the Company, Mr. Tsang was Vice President, Marketing of Star Markets Company, a regional supermarket and natural foods chain from 1995 to December 1998, prior to which he was a consultant with McKinsey & Company, a strategic consulting company.

ITEM 2. PROPERTIES

	The Company's executive offices are located at 488 Main Avenue, Norwalk, Connecticut, where the Company currently leases approximately 20,800 square feet of space under a lease requiring payment of annual rent (in addition to utility charges and increases in operating expenses and real estate taxes) in an amount, currently, at approximately $335,000 increasing to approximately $447,000 in the final year of the lease (which expires August 2007), subject to the Company's right to terminate the lease in July 2002 or July 2004 upon payment of specified sums. Of the Company's currently leased space in Norwalk, approximately 6,100 square feet is devoted to office and administrative uses, approximately 5,300 square feet to engineering and development activities and approximately 6,100 square feet to marketing, sales and customer service functions. The Company has terminated its lease effective in June 2000 with respect to approximately 1,500 square feet of space and is currently negotiating to terminate its lease with respect to the remaining 1,800 square feet of space.

	The Company has entered into a lease arrangement in Boxborough, Massachusetts, with respect to approximately 22,500 square feet, which expires in September 2002 and requires annual rent (in addition to increases in operating expenses and real estate taxes) in an amount currently of approximately $270,000, increasing to approximately $290,000 in the final year of the lease. The space is used for engineering and development activities. The Company leases additional space at other smaller locations where required to support operations. The foregoing facilities are regarded by management as adequate in all material respects for the current requirements of the Company's business.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
 	    AND RELATED STOCKHOLDER MATTERS

	(a) The Company's Common Stock is currently quoted on the OTC Bulletin Board under the symbol "ERSI." From November 6, 1998 to September 2, 1999, the Company's Common Stock was quoted on the Nasdaq SmallCap Market, and prior to November 6, 1998 was quoted on the Nasdaq National Market. The following table sets forth, for the calendar periods indicated, the range of quarterly high and low sales prices for the Common Stock, as reported on the Nasdaq
National Market prior to November 6, 1998 and on the Nasdaq SmallCap Market from and after such date until September 2, 1999, and the range of high and low bid prices for the Common Stock as reported on the OTC Bulletin Board from and after September 2, 1999. Quotations represent prices between dealers, do not include retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

	1998			   High			  Low
	----			   ----			  ---

	First Quarter. .  $5.00			$3.00
	Second Quarter . . 4.50			2.50
	Third Quarter. . . 4.50			2.56
	Fourth Quarter . . 3.94			1.00

	1999			   High			  Low
	----			   ----			  ---
	First Quarter. . .$3.13	$1.06
	Second Quarter . . 2.25	1.13
	Third Quarter. .   2.00	0.63
	Fourth Quarter . . 2.06	0.75


	Since July 11, 1996, the Common Stock has also been admitted to trading on the Alternative Investment Market of the London Stock
Exchange.

	As of March 15, 2000, the number of record holders of the Company's Common Stock was 526.

	The Company has never paid or declared any cash dividends on its Common Stock and does not intend to pay cash dividends on its Common Stock in the foreseeable future. The Company intends to retain its earnings, if any, for the future operation and expansion of its business. The payment of dividends in the future will depend upon the restrictions imposed by the indenture pursuant to which the Senior Discount Notes were issued, the Company's available earnings, the capital requirements of the Company, its general financial condition and other factors deemed pertinent by the Board of Directors. See Note 4 of the Notes to the Company's Consolidated Financial Statements included in response to "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity", which information is incorporated herein by reference.

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

	The following selected consolidated statement of operations and balance sheet data, insofar as it relates to each of the five years in the period ended December 31, 1999, has been derived from audited consolidated financial statements, including the consolidated balance sheet as of December 31, 1999 and 1998 and the related consolidated statement of operations for each of the three years in the period ended December 31, 1999 and the notes thereto.

                     							 	                 Year Ended December 31,
									                     ----------------------------------------------
                              1999       1998     1997      1996       1995
                  									  -----      -----    -----     -----      -----
                                (Amounts in thousands, except per share data)
Consolidated Statement
 of Operations Data:

Revenues....................  $ 4,631    $ 3,764  $  1,972  $  5,002   $  2,973
Cost of goods sold..........    7,035      8,095     3,699     6,204      4,113
                              -------    -------  --------  --------   --------
  Gross loss................   (2,404)    (4,331)   (1,727)   (1,202)    (1,140)
Operating expenses:           -------    -------  --------  --------   --------
 Selling, general and
  administrative............   11,476     12,671     12,394     6,310     6,896
 Research and development...    5,460      3,928      3,409     1,614     2,547
Depreciation and amorti-
  zation....................      402        375       301        162       107
Stock option compensation...      --          --        --         44        27
                              -------    -------   --------  --------  --------
  Total operating expenses..   17,338     16,974     16,104     8,130     9,577
                              -------    -------   --------  --------  --------
  Loss from operations......  (19,742)   (21,305)   (17,831)   (9,332)  (10,717)
Other income (expenses):      -------    -------   --------  --------  --------
 Interest income............    2,680      3,982      4,982      302        134
 Interest expense...........  (18,844)   (16,886)   (14,024)    (382)      (291)
Loss on disposals ..........     (787)      (104)       --        --        --
Gain on short-term
  investments...............      --         --          --        --         6
                              -------    -------   --------  --------  --------
Total other expense, net....  (16,951)   (13,008)    (9,042)      (80)     (151)
Net loss before               -------    -------   --------  --------  --------
  extraordinary item.......   (36,693)   (34,313)   (26,873)   (9,412)  (10,868)
                              -------    -------   --------  --------  --------
Extraordinary item:
   Gain on extinguishment	   $ 34,582	     --	         --	       --	       --
   of debt
Net loss					                $ (2,111)  $(34,313)  $(26,873) $ (9,412) $(10,868)
Loss per share:              ========    ========  ========  ========  ========

 Weighted average number
  of common shares out-
  standing.................    21,264      21,233    21,096    16,169    11,743
Basic gain/(loss) per common ========    ========  ========  ========  ========
  share
	Loss per share before
     extraordinary items     $  (1.73)   $  (1.62)  $ (1.27) $  (0.60)  $ (0.95)
   Extraordinary item        $   1.63         --        --        --        --
Net (loss)		                 $  (0.10)   $  (1.62)  $ (1.27)  $ (0.60)  $ (0.95)


 						 	                         December 31,
     			                     ----------------------------------------------
                              1999       1998     1997      1996       1995
				                  					  -----      -----    -----     -----      -----
                                         (Dollars in thousands)
Consolidated Balance
 Sheet Data:

Net working capital.......  $ 41,165  $ 65,697  $  88,372  $ 8,764    $ 5,283
Total assets..............    49,516    81,626    100,208   12,260      8,316
Long-term debt............    98,208   124,057    113,102    4,989      3,335
Common stock purchase
 warrants.................     5,100     5,100      5,100      --         --
Stockholders' (deficit)
 equity...................   (56,854)  (54,742)   (20,476)   5,723      3,215



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS

Overview

	The market for ESL systems is in the development stage, and the Company estimates that, as of December 31, 1999, approximately 200 stores in the United States were operating such systems, out of a potential market in excess of 100,000 supermarkets and other stores.
As a result, market acceptance of and demand for these systems are subject to a high level of uncertainty. The Company's success will depend upon the rate at and extent to which retailers choose to install ESL systems throughout their stores. The initial acceptance and rate of installation by retailers may be affected by numerous factors beyond the Company's control, including the customer's assessment of the benefits of and the need for ESL systems and the customer's available capital resources, and there can be no assurance that supermarket chains or other retailers will choose to install ESL systems in a significant number of their stores.

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

 The Company has never been profitable and has incurred significant net operating losses and negative cash flow from operations to date.
Since inception and through December 31, 1999, the Company has generated cumulative revenues of $22.9 million, and has incurred a cumulative net loss of approximately $163.6 million (prior to recording an extraordinary gain in 1999 of $34.6 million in connection with the Company's acquisition of Senior Discount Notes).
The Company expects losses and negative cash flow from operations to continue through the current fiscal year, and the accumulated deficit to increase, while the Company concentrates on the foregoing activities and until it has established a sufficient revenue-generating customer base.

	The Company historically has marketed the ERS ShelfNet System for sale at prices generally in excess of $100,000 per store. The purchase of an ESL system from the Company has therefore represented a significant capital expenditure for capital-constrained retailers.
The Company has also marketed its ERS ShelfNet System on a fee-based arrangement under its SayGo Plan. The Company intends to continue, during its current fiscal year, to develop additional strategies to accelerate market recognition and acceptance of the system and its benefits, but there can be no assurance that any such approaches will be material to the determination of additional retailers to install the Company's system in the emerging market for ESLs.

	In February 2000, the Company acquired an interest in NewCheck, which is engaged in the development and commercialization of retailing productivity solutions for use in supermarkets and other retail environments similar to those addressed by the Company's system. Under a management agreement extended to NewCheck, the Company manages NewCheck's operations within the parameters of a business plan authorized by NewCheck's board of directors.

	In order to pursue its business strategy, the Company has incurred substantial indebtedness. As of March 1, 2000, the Company had outstanding $76.4 million principal amount at maturity of its Senior Discount Notes, following the acquisition by the Company during fourth quarter 1999 and first quarter 2000 of an aggregate of $70.9 principal amount at maturity of Senior Discount Notes. As a result of its high degree of leverage (and as more fully-described below under "Liquidity and Capital Resources"): (i) a substantial portion of the Company's cash flow from operations, if any, will be required to be dedicated to the Company's interest expense obligations and may not be available to the Company for its operations, working capital, capital expenditures or other purposes, (ii) the Company's ability to obtain financing that may be needed may be limited, (iii) the Company's flexibility to adjust to changing market conditions and ability to withstand competitive pressures as compared to less highly-leveraged competitors could be limited (including by reason of the covenants contained in the Company's debt instruments), and (iv) the Company may be more vulnerable to downturns in general economic conditions or in its business or be unable to undertake capital expenditures that are important for its growth strategy, any of which could have a material adverse effect on the Company and its ability to make payments of principal of, and interest on, its indebtedness.

	Commencing August 1, 2000, cash interest on the Senior Discount
Notes will be payable semi-annually at the rate of 13-1/4% per annum. The full accreted principal amount at maturity of the Senior
Discount Notes will become due on February 1, 2004. The Company's ability to meet its continuing debt service and other obligations will depend largely on the extent to which the Company can implement successfully its business strategy of achieving large-scale commercialization of the ERS ShelfNet System, and there can be no assurance that the Company will be able to implement fully its strategy, that the anticipated results of its strategy will be realized, or that the Company will be able to generate sufficient cash flow or otherwise obtain funds in the future to cover interest and principal payments associated with the Senior Discount Notes and any other debt of the Company. See "Liquidity and Capital Resources" below.

 Results of Operations

	Year ended December 31, 1999 compared to year ended December 31, 1998

	Revenues. The Company's revenues were $4,631,000 in 1999, compared to $3,764,000 in 1998, reflecting the increased demand for ERS' new generation product. In 1999, revenues were concentrated among two significant customers within the supermarket industry comprising 90% of total revenues, with one customer accounting for 80%. Approximately 59% of revenues in 1998 was attributable to a single customer, with two customers accounting for 88% of total revenues. In 1998, the Company recognized non-recurring revenue of $122,000 for software license fees, while no such revenue was recognized in 1999. For the year ended December 31, 1999, maintenance revenues decreased to $788,000 from $864,000 in the prior year, due primarily to a reduction in maintenance revenue per installation for the Company's wireless system compared with the previous generation system.

	Cost of Goods Sold. Cost of goods sold consists of the cost of hardware components of the ERS ShelfNet System, system installation costs, depreciation of tools and dies owned by the Company and utilized in the manufacturing of hardware components, amortization of capitalized product development costs, warranty and maintenance costs, freight and inventory obsolescence. Under the SayGo Plan, the Company depreciates the cost of hardware components of its system over the shorter of their estimated useful lives or five years.

	Cost of goods sold decreased to $7,035,000 in 1999 from
$8,095,000 in 1998, resulting in a gross loss (cost of goods sold in excess of revenues) in 1999 of 52% of total revenues compared to
115% in 1998. The decrease in gross loss as a percent of revenues is primarily the effect of a decrease in inventory reserves and material costs as a percent of sales, and a decrease in the
amortization of product development costs as a share of cost of goods sold, resulting from increased installation volumes. During the years 1999 and 1998, the Company recorded charges of  $1,700,000 and $3,099,000, respectively, representing increases in its reserves for inventory.

	Warranty and maintenance expenses included in cost of goods sold increased to $677,000 in 1999 from $654,000 in 1998, attributable to an increased installation base offset by reductions in the cost to maintain the Company's wireless product. The Company anticipates that future warranty and maintenance expenses per installation will decrease, as a greater percentage of the installed base consists of wireless installations, and that the cost of goods sold as a percentage of revenues will decrease as a result of higher manufacturing volumes of its components, a decrease in the costs of the components and as the installation process is improved.

	Selling, General and Administrative. Selling, general and administrative costs consist of costs associated with selling and administrative staff, overhead, market research and development, and customer service personnel. Selling, general and administrative costs decreased $1,195,000, to $11,476,000 in 1999, compared to $12,671,000 in 1998. The 1999 results reflect a decrease in compensation related expense from 1998 resulting from an overall decrease in employee headcount and the absence of costs associated with the proposed acquisition of Telepanel.

	As more fully described in Note 9 of the Notes to the Company's Consolidated Financial Statements included in response to "Item 14. Exhibits, Financial Statement Schedules and Reports on
Form 8-K," in October 1997 the Company and Telepanel executed an agreement to combine, as a result of which the Company would have become the sole beneficial owner of the outstanding Telepanel common shares. In April 1998, such arrangements were terminated.
Results for the year ended December 31, 1998 include direct transaction costs associated with the proposed combination of $381,000, while no such expense was recorded in 1999.

	Research and Development. Research and development expenses increased $1,532,000 to $5,460,000 in 1999 from $3,928,000 in 1998.
Such increases reflect expanded hardware and software engineering activities, primarily to enhance the functionality of the Company's new system, creation of improved POS data integration tools and the development of training programs. During the year ended December
31, 1998, the Company also capitalized product development costs of $373,000, while no such costs were capitalized in 1999.

	Interest Income. Interest income decreased to $2,680,000 in 1999 compared to $3,982,000 in 1998, due to decreased cash and cash equivalents available for investment.

	Interest Expense. Interest expense increased to $18,844,000 in 1999 compared to $16,886,000 in 1998. Interest expense represents interest on amounts borrowed from the Connecticut
Development Authority (the "CDA"), which matured in August 1999, and, non-cash interest on the Senior Discount Notes. With the consummation in January 1997 of the private sale (the "Private
Placement") of 147,312 units (the "Units"), each consisting of Senior Discount Notes with a principal amount at maturity of $1,000 and one warrant (collectively, the "1997 Warrants") to purchase
17.23 shares of Common Stock, the Company commenced recording interest on an amount equal to the gross proceeds from the Private
Placement plus prior recorded and unpaid interest at an annual rate of 13.25%. Additional expense is being recorded as a result of the amortization of the discount recorded on the Senior Discount Notes
(for value attributed to the 1997 Warrants) and the amortization of costs of issuance.

	Income Taxes. The Company has incurred net losses since inception which have generated net operating loss carryforwards for federal income tax purposes of approximately $67.7 million, which are available to offset future taxable income and expire through the year 2013 for federal income tax purposes. In consideration of the Company's accumulated losses and the uncertainty of its ability to utilize any future tax benefits resulting from these losses, a full valuation allowance has been provided against the impact of this potential tax benefit in the Company's consolidated financial statements as of December 31, 1999 and 1998 (see Note 8 of the Notes to the Company's Consolidated
Financial Statements included in response to "Item 14. Exhibits,
Financial Statement Schedules and Reports on Form 8-K"). During the year ended December 31, 1999, the Company's net operating loss carryforwards were reduced as a consequence of the Company's recognition of extraordinary gain as hereinafter described, and after utilizing the Company's 1999 operating loss to offset such gain for tax purposes.

	Extraordinary Gain. In 1999, the Company recognized an extraordinary gain of $34,582,000 as the result of the acquisition of $46,345,000 principal amount at maturity of Senior Discount
Notes for a cost of $7,183,000 net of fees. The extraordinary gain is net of transaction fees of $818,000 and the write-off of $1,232,000 of debt issuance costs.

	Year ended December 31, 1998 compared to year ended December 31, 1997

	Revenues. The Company's revenues were $3,764,000 in 1998, compared to $1,972,000 in 1997, reflecting the increased demand for ERS' new generation product. In 1998, revenues were concentrated among two significant customers within the supermarket industry comprising 88% of total revenues, with one customer accounting for 59% thereof. Approximately 41% of revenues in 1997 was attributable to a single customer, with three customers accounting for 74% of total revenues. For the years ended December 31, 1998 and 1997 software license fees were $122,000, or 4% and 11% of product sales, respectively. For the year ended December 31, 1998, maintenance revenues increased to $864,000 from $825,000 in the prior year, due primarily to an increase in the number of installed locations.

	Cost of Goods Sold. Cost of goods sold increased to $8,095,000 in 1998 from $3,699,000 in 1997, resulting in a gross loss (cost of goods sold in excess of revenues) in 1998 of 115% of total revenues compared to 88% in 1997. The increase in gross loss as a percent of revenues is primarily the effect of an increase in the inventory reserve, offset by reduced material cost and by a decrease in depreciation related to manufacturing equipment and amortization of product development costs, as a share of cost of goods sold, resulting from increased installation volumes. During

1998, the Company recorded a charge of $2,970,000 representing an increase in its reserve for inventory valuation.

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

	Selling, General and Administrative. Selling, general and administrative costs increased $277,000, to $12,671,000 in 1998, compared to $12,394,000 in 1997. The 1998 results reflect an increase in compensation related expenses from 1997 consisting of an increase in severance related costs and slightly higher salaries offset by an overall decrease in employee headcount. The 1997 results include the effect of a special non-cash charge of $510,000 for the issuance of common stock purchase warrants. Results for the years ended December 31, 1998 and 1997 include direct transaction costs associated with the proposed combination of the Company and Telepanel of $381,000 and $585,000, respectively.

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

	Interest Expense. Interest expense increased to $16,886,000 in 1998 compared to $14,024,000 in 1997. Interest expense represents interest on amounts borrowed from the CDA and non-cash interest on the Senior Notes.

	Income Taxes. In consideration of the Company's accumulated losses and the uncertainty of its ability to utilize any future tax benefits resulting from these losses, a full valuation allowance has been provided against the impact of this potential tax benefit in the Company's consolidated financial statements as of December 31, 1998 and 1997 (see Note 8 of the Notes to the
Company's Consolidated Financial Statements included in response to "Item 14. Exhibits, Financial Statement Schedules and Reports on
Form 8-K").

      Liquidity and Capital Resources

	As of December 31, 1999, the Company had net working capital of $41,165,000 reflecting cash and cash equivalents of $37,386,000, compared to net working capital of $65,697,000, reflecting cash and cash equivalents of $63,877,000 at December 31, 1998. The decrease in net working capital and in cash and cash equivalents resulted primarily from funding the Company's operations, the acquisition by the Company of certain of its Senior Discount Notes during 1999, and the repayment of the indebtedness to the CDA (which matured in August 1999).

	Net cash used in operations was $12,820,000 in 1999, compared to net cash of $16,606,000 used for operating activities in 1998, resulting primarily from the net losses (prior to accounting for the extraordinary gain of $34,582,000) of $36,693,000 and $34,313,000, respectively, for such periods. In 1999, the net loss
(prior to accounting for the extraordinary gain of $34,582,000) included $17,151,000 of non-cash interest expense, compared to $15,441,000 of such expense in the prior year. During the year ended December 31, 1999, the Company's net loss was reduced to $2,111,000 after accounting for $34,582,000 of gain recognized upon acquisition by the Company of Senior Discount Notes.

	Net cash used in operations during 1999 reflected an increase in trade accounts receivable (net of allowance for doubtful accounts) of $1,045,000 and a decrease in inventory (net of reserves) of $2,840,000, compared to an increase in accounts receivable (net of allowance for doubtful accounts) of $1,057,000 and a decrease of inventory (net of reserves) of $660,000 during the prior year. During 1999, current liabilities increased by $848,000 reflecting an increase in outstanding trade payables, compared to a decrease of $268,000 in the prior year.

	Cash used in investing activities totaled $1,076,000 in 1999 compared to $1,964,000 in 1998. Investing activities included capital expenditures of $1,076,000 and $1,730,000 in 1999 and 1998, respectively. The Company also incurred $373,000 in product development costs during the year ended December 31, 1998, compared to no such expense in 1999.

	To the extent the Company continues to offer its system under the SayGo Plan in addition to pursuing maximum sales of the system, the Company will require substantial funds for manufacturing and carrying costs not initially covered by revenues calculated on the basis of usage fees paid by customers. Under the SayGo Plan, the Company will retain ownership of the system, which will be reflected as long-term assets on the Company's consolidated balance sheet and which will be depreciated on a straight-line basis over the shorter of their economic lives or five years. The Company intends, during its current fiscal year, to continue to develop additional strategies to accelerate market recognition and acceptance of the system and its benefits, but there can be no assurance that any such approaches will be material to the determination of additional retailers to install the Company's system in the emerging market for ESLs.

	In February 2000, in exchange for payments aggregating $6.5 million, the Company acquired shares of NewCheck's Senior Preferred
Stock representing approximately 19% of NewCheck's voting securities outstanding at closing, together with NewCheck's
Convertible Note. NewCheck's Senior Preferred Stock is entitled, pursuant to its terms, to receive preferential dividends, payable semi-annually in additional shares of Senior Preferred Stock, at the rate of 8% per annum on the liquidation preference per share, which cumulate if not paid. The Senior Preferred Stock is redeemable, at a price equal to the greater of the original issue price or fair market value, upon specified dates, if so elected by the requisite vote of the Senior Preferred Stock. In the event of the liquidation or sale of, or specified business combinations involving, NewCheck, or in the event of other specified transactions or liquidity events, the Senior Preferred Stock will, prior to other series of preferred stock, receive an amount equal to its liquidation preference
(calculated initially as capital invested), and then participate on an "as converted" basis with NewCheck's Common Stock and other participating series, in remaining amounts available for distribution.

	Each share of Senior Preferred Stock is convertible into three shares of NewCheck Common Stock at the election of the holder, and is automatically converted in specified circumstances. Each share of Senior Preferred Stock carries a number of votes equal to the number of shares of NewCheck Common Stock issuable upon conversion, and votes together with the NewCheck Common Stock and other voting securities of NewCheck. The Convertible Note accrues interest, payable at maturity, at the per annum rate of 8%, matures on the fifth anniversary of issue, and is repayable
(together with interest) in shares of Senior Preferred Stock at the election of NewCheck. The Convertible Note is convertible after two years (and earlier in specified circumstances) into shares of Senior
Preferred Stock.

	Under the Management Agreement extended by the Company to NewCheck, the Company will manage NewCheck's operations and, in addition to warrants issued to the Company with respect to NewCheck
Common Stock, the Company will be reimbursed for the costs of its performance. See "Item 1. Business-Agreements with NewCheck
Corporation," which information is incorporated by reference in response to this item.

	To date, the Company has not generated positive cash flow from operations, and has historically funded its operations primarily through loans from its stockholders, the sale of interests in an affiliated partnership, its initial public offering of Common Stock consummated in 1993, its arrangements with the CDA, the sale of Series A Preferred Stock, $1.00 par value, to the Company's principal stockholders and members of the Company's Board of Directors and their affiliates, an offshore public offering and contemporaneous private placement of Common Stock in 1996 and the Private Placement.

	Cash used in financing activities was $12,595,000 in 1999
which included $4,997,000 for the repayment of debt and $7,598,000 for the acquisition of $46,345,000 principal amount at maturity of Senior Discount Notes, compared to the $47,000 of cash provided by financing activities in 1998 from the exercise of stock options.
During the first quarter of 2000, the Company used an additional
$4,652,000 to acquire $24,549,000 principal amount at maturity of Senior Discount Notes. In January 1997, the Company completed the private sale of 147,312 Units, consisting of $147,312,000 principal amount at maturity of its Senior Discount Notes and the 1997
Warrants, which were sold to investors at a price aggregating $100 million ($95 million net proceeds to the Company). The Senior
Discount Notes mature on February 1, 2004, with accrual of cash interest at the rate of 13.25% per annum commencing February 1, 2000, such interest payable thereafter on February 1 and August 1 of each year commencing August 1, 2000. The Senior Discount Notes may be called, at the Company's option, in whole or in part, at any time after February 1, 2001, and, upon specified change in control events, each holder has the right to require the Company to purchase its Senior Discount Notes at specified prices.

	The indenture under which the Senior Discount Notes were issued places limitations on operations and sales of assets by the Company or its subsidiaries, requires maintenance of certain financial ratios in order for the Company to incur additional indebtedness (subject to specified exceptions), requires the delivery by the Company's subsidiaries of guaranties if specified debt is subsequently incurred by such subsidiaries, and limits the Company's ability to pay cash dividends or make other distributions to the holders of its capital stock or to redeem such stock. The
1997 Warrants are exercisable through February 1, 2004 with respect to an aggregate of 2,538,258 shares of Common Stock, at a per share price of $5.23.

     In August 1999, the Company repaid to the CDA, in accordance with its terms, an aggregate of $5,000,000 principal amount of indebtedness, which prior to repayment was convertible to shares of Common Stock at an adjusted conversion price calculated at $3.00 plus the average price of the Common Stock during the twelve months prior to conversion. In August 1999, warrants to purchase 699,724 shares (as adjusted) of Common Stock, held by the CDA and exercisable at an adjusted price calculated at $2.58 plus the average market price of the Common Stock during the twelve months prior to exercise, expired without exercise. If the Company relocates outside of Connecticut before 2004, the Company remains obligated to pay a penalty to the CDA of $250,000.

	The Company expects net losses and negative cash flows from operations to continue through the current fiscal year. The Company has been utilizing and will continue to utilize the net proceeds from the Private Placement in connection with its liquidity requirements, including the funding of the Company's ongoing engineering, development and marketing efforts. The Company believes the proceeds of the Private Placement, together with its other cash and cash equivalents, will be sufficient to meet the Company's currently anticipated operating and capital expenditure requirements as it implements its business strategy and as required debt service under the outstanding Senior Discount Notes commences, and fund operations into the second quarter of 2001. As more fully described above, the Company's ability to meet its continuing debt service and other obligations will depend, among other factors, on the acceptance of the Company's system in its intended market and the Company's success in implementing its business strategy and achieving large scale commercialization of the ERS ShelfNet System.

	In the event commercialization does not result in sufficient liquidity to the Company, the Company may need to raise additional long-term financing to support operations and service debt. The
Company has no current arrangement with respect to, or sources of, any additional financing, and there can be no assurance that any such additional financing would be available on terms reasonable to the Company. In the event the Company were unable to raise any required additional financing, the Company's operations would need to be scaled back or discontinued. During the fourth quarter of 1999, the Company engaged Jefferies & Co. and BNY Capital Markets,
Inc. to advise it in connection with the development or consideration of proposals relating to the Senior Discount Notes.
The Company continues to be engaged in the development and consideration of proposals with respect to the Senior Discount
Notes intended to enhance the Company's long-term liquidity, but there can be no assurance that any such proposal will be implemented.

Year 2000

	The "year 2000" problem relates to computer systems that have time and date sensitive programs that were designed to read years beginning with "19", but may not properly recognize the year 2000.
If the ERS ShelfNet System or a computer system or software application used by the Company or a third party dealing with the Company fails because of the inability of the system or application to properly read the year "2000", the results may adversely affect the Company. Accordingly, prior to December 31, 1999 the Company reviewed the ERS ShelfNet System and its internal computer programs and systems to ensure year 2000 compliance and established a project team designed to address year 2000 risks in a methodical manner, concentrating in four separate areas of activity: (i) internal systems, (ii) products, (iii) customers and (iv) suppliers. The Company's project team provided consulting services where needed in the areas of project planning and estimating, testing and technical issues, and ran remedial projects where needed.

	The Company has addressed any internal year 2000 issues through upgrades or modifications to its systems. The project team found the new generation software of the ERS ShelfNet System to be year 2000 compliant in all material respects, and also determined that the new generation software may be utilized to upgrade non-compliant prior generation software. Given the terms of the Company's arrangements with customers of its prior generation software, and the Company's upgrade of or other measures taken regarding such software, the Company does not anticipate any material financial exposure resulting from its prior generation software. The Company has not identified any other material difficulty presented by its major customers or suppliers and has not experienced any material business interruption in connection with year 2000 difficulties.

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

	The Company utilizes sensitivity analysis, along with other techniques, as a basis for measuring the impacts that market risk exposure may have on the fair value of the Company's debt and financial instruments. If market interest rates were to increase immediately and uniformly by ten percent from levels at December 31, 1999, the decline in fair value of the portfolio would not be material. The Company's long-term term debt bears interest, for the most part, at a fixed rate and, therefore, relative to its long-term debt, an immediate ten percent change in the market interest rates would not materially impact the Company's financial statements.

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

Recently Issued Accounting Pronouncements

	In June 1998, the Financial Accounting Standards Board issued
SFAS No. 133, "Accounting for Derivative Instruments and Hedging
Activities," as amended by SFAS 137, which the Company is required to adopt effective beginning January 1, 2001. The Company is currently evaluating the impact on its financial statements of adopting the standard and will comply as required; however, the impact is not expected to be material on the Company's financial statements.

	In December of 1999, the staff of the Securities and Exchange
Commission issued its Staff Accounting Bulletin ("SAB") No. 101
"Revenue Recognition". SAB No. 101, as amended, provides guidance on the measurement and timing of revenue recognition in financial statements of public companies. Changes in accounting policies to apply the guidance of SAB No. 101 must be adopted by recording the cumulative effect of the change in the fiscal quarter ending June
30, 2000. Management of the Company has not yet determined the effect SAB No. 101 will have, if any, on its accounting policies or the amount of the cumulative effect to be recorded from adopting SAB
No. 101.

In 1999, the Company adopted Statement of Position 98-1 ("SOP
98-1"), "Accounting for the costs of Computer Software Developed or Obtained for Internal Use." This statement requires capitalization of certain costs incurred in the development of internal use software. The Company has applied the guidance outlined in SOP 98-1 and the impact of the adoption has not been significant.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	For information concerning this item, see "Item 1. Business-
Executive Officers" and the Proxy Statement to be filed with respect to the 2000 Annual Meeting of Stockholders (the "Proxy

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

			During the quarter ended December 31, 1999, the Company filed Current Reports on Form 8-K dated, respectively,
November 17 and December 15, 1999 reporting, under "Item 5. Other

Events" thereunder, the commencement and consummation of the Company's tender offer for Senior Discount Notes. The Company also filed a Current Report on Form 8-K dated February 11, 2000 reporting, under "Item 2. Acquisition or Disposition of Assets" thereunder, the acquisition by the Company of its interest in NewCheck. No financial statements were included with any such report.


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

Dated:	March  30, 2000			           ELECTRONIC RETAILING SYSTEMS
                              							 INTERNATIONAL, INC.

                                    By s/Bruce F. Failing, Jr.
                                       ---------------------------------
                                       Bruce F. Failing, Jr.
                                       Vice Chairman of the Board
                                       and Principal Executive Officer

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature		                Title		              Date

s/Bruce F. Failing, Jr.    Vice Chairman of the  	March  30, 2000
------------------	        Board and Principal
Bruce F. Failing, Jr.	     Executive Officer

s/Jerry McAuliffe
------------------	        Vice President and	   	March  30, 2000
Jerry McAuliffe	           Principal Financial
                         	 and Accounting
                         	 Officer




s/David Diamond
--------------------	      Director	              March  30, 2000
David Diamond



s/Norton Garfinkle
---------------------	     Director	              March  30, 2000
Norton Garfinkle


s/Donald E. Zilkha
---------------------	     Director	              March  30, 2000
Donald E. Zilkha

      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


Financial Statements:

Report of Independent Accountants. . . . . . . . .F-2

Consolidated Balance Sheet, December 31,
  1999 and 1998. . . . . . . . . . . . . . . . . .F-3

Consolidated Statement of Operations for
  the years ended December 31, 1999, 1998
  and 1997 . . . . . . . . . . . . . . . . . . . .F-4

Consolidated Statement of Cash Flows
  for the years ended December 31, 1999, 1998
  and 1997 . . . . . . . . . . . . . . . . . . . .F-5

Consolidated Statement of Changes in
  Stockholders' (Deficit) Equity for the years
  ended December 31, 1999, 1998 and 1997 . . . . .F-6

Notes to Consolidated Financial Statements . . . .F-7


Financial Statement Schedules:

No Financial Statement Schedules are included herein because they are not required, are inapplicable, or the information is otherwise shown in the consolidated financial statements or the notes thereto.














	REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Electronic Retailing Systems International, Inc.

In our opinion, the consolidated financial statements listed in the index on page F-1 present fairly, in all material respects, the financial position of Electronic Retailing Systems International,
Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.
These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICEWATERHOUSECOOPERS LLP



Stamford, Connecticut
March 29, 2000










                  Electronic Retailing Systems International, Inc.
                            Consolidated Balance Sheet
                (in thousands, except per share and share amounts)
                                                     December 31,
                                                   ----------------
                                                    1999       1998
                                                    ----       ----
Assets
Current assets
 Cash and cash equivalents (Note 2)              $ 37,386   $ 63,877
 Accounts receivable - net of allowance
   for doubtful accounts of $206 in 1999
   and $352 in 1998                                 2,304      1,260
 Installations in progress                            482        398
 Inventories - net of reserves of $5,583 in
   1999 and $3,991 in 1998 (Note 2)                 3,772      6,612
 Prepayments and other current assets                 283        761
                                                 ---------   --------
   Total current assets                            44,227     72,908
                                                 ---------   --------
Furniture and equipment (Note 2)                    4,802      5,113
 Accumulated depreciation                          (2,287)    (1,462)
                                                 ---------   --------
Furniture and equipment, net                        2,515      3,651
                                                 ---------   --------
Debt issuance costs (Note 2)                        2,599      4,475
Other non-current assets                              175        592
                                                 ---------   --------
Total assets                                    $  49,516   $ 81,626
                                                =========   ========
Liabilities and Stockholders' Deficit
Current liabilities
  Accounts payable and accrued expenses          $  2,422   $  1,551
  Accrued salaries and benefits                       135        337
  Deferred revenue                                    505        326
  Notes payable                                       --	  4,997
                                                 --------    -------
    Total current liabilities                       3,062      7,211
                                                 --------    -------
 Long-term debt (Note 4)                           98,207    124,057
                                                 --------    -------
 Common stock purchase warrants (Note 4)            5,100      5,100
 Commitments and contingencies (Note 6)                 -         -
Stockholders' deficit
 Preferred stock, undesignated (par value
  $1.00 per share; 2,000,000 shares
     authorized, none issued and outstanding)		       -	     -
 Common stock (par value $0.01 per share;
  35,000,000 authorized; 21,282,637 and
  21,249,447 shares issued and outstanding
  in 1999 and 1998, respectively)                     212        212
 Additional paid-in capital                        51,374     51,374

 Accumulated deficit                             (108,439)  (106,328)
                                                  -------    -------
   Total stockholders' deficit                    (56,853)   (54,742)
                                                  -------    -------
Total liabilities and stockholders'
  deficit                                        $ 49,516    $81,626
                                                 ========    =======
	See accompanying notes to consolidated financial statements
                                    F-3

                      Electronic Retailing Systems International, Inc.
                         Consolidated Statement of Operations
                       (in thousands, except per share amounts)
                                                       Year Ended December 31,
                                                    ----------------------------
                                                    1999        1998        1997
                                                    ----        ----        ----
Revenues
 Product sales                                  $  3,843     $ 2,900     $  1,147
 Maintenance                                         788         864          825
                                                --------    --------    ---------
 Total revenues                                    4,631       3,764        1,972
                                                --------    --------    ---------
Cost of goods sold
 Product sales                                     6,358       7,441        2,941
 Maintenance                                         677         654          758
                                         			    --------    --------    ---------
  Total cost of goods sold                         7,035       8,095        3,699
                                                --------    --------    ---------
 Gross loss                                       (2,404)     (4,331)      (1,727)
                                                --------    --------    ---------
Operating expenses
 Selling, general and administrative
  (including amounts to related parties
   of $45 in 1999, $192 in 1998 and $125
   in 1997)  (Note 3)                             11,476      12,671       12,394
 Research and development                          5,460       3,928        3,409
 Depreciation and amortization                       402         375          301
                                                --------    --------     --------
  Total operating expenses                        17,338      16,974       16,104
                                                --------    --------     --------
 Loss from operations                            (19,742)    (21,305)     (17,831)
                                                --------    --------     --------
Other income (expenses)
 Interest income                                   2,680       3,982        4,982
 Interest expense                                (18,844)    (16,886)     (14,024)
 Loss on disposals                                  (787)       (104)           -
                                                --------    --------    ---------
  Total other expense, net                       (16,951)    (13,008)      (9,042)
                                                --------    --------    ---------
  Loss before extraordinary gain
      on extinguishment of debt                 $(36,693)   $(34,313)   $ (26,873)

Extraordinary item
  Gain on extinguishment of debt                  34,582

  Net loss                                    $   (2,111)   $(34,313)    $(26,873)
                                               =========    ========     ========
Loss per share
 Weighted average common shares
  outstanding                                     21,264      21,233       21,096
                                               =========    ========     ========
Basic loss per common share (Note 2)
Loss per share before extraordinary item       $   (1.73)    $ (1.62)    $  (1.27)
Extraordinary item                             $    1.63          --           --
Net loss                                       $   (0.10)   $  (1.62)    $  (1.27)

	See accompanying notes to consolidated financial statements
                                     F-4

                   Electronic Retailing Systems International, Inc.
                          Consolidated Statement of Cash Flows
                                     (in thousands)
                                                    Year Ended December 31,
                                                 ----------------------------
                                                 1999        1998        1997
                                                 ----        ----        ----
Net Cash Flows from Operating Activities:
Net loss                                      $ (2,111)   $(34,313)    $(26,873)
Adjustments to reconcile net loss
 to net cash used in operating activities:
  Depreciation and amortization                  2,397       2,994        1,799
  Extraordinary gain on early debt retirement  (34,582)          -            -
  Loss on disposal of fixed assets		               787         104            -
	Common stock purchase warrants                     -           -          510
  Provision for inventory obsolescence           1,700       3,099          392
  Provision for doubtful accounts                    -         165          252
 	Accrued interest                              17,151      15,441       12,798
  Accounts receivable                           (1,045)     (1,222)         606
  Inventories                                    1,140      (2,438)      (6,844)
  Other current and non-current assets             895        (168)        (405)
  Current liabilities                              848        (268)         934
                                               ---------   ---------   ----------
    Net cash used in operating activities      (12,820)    (16,606)     (16,831)
                                               ---------   ---------   ----------
Cash Flows from Investing Activities:
 Capital expenditures                           (1,076)     (1,730)      (3,334)
 Capitalized product development costs              --        (373)        (375)
 Disposal of fixed assets                           --	      139	  	   -
                                               ---------   ---------   ---------
    Net cash used in investing
      activities                                (1,076)     (1,964)      (3,709)
                                               ---------   ---------   ---------
Cash Flows from Financing Activities:
 Net proceeds from the issuance of long-
   term debt                                         -          -        89,478
 Net proceeds from the issuance of common stock      -          47          164
 Repayment of Debt net of discount               (4,997)        -            -
 Cash used for early debt retirement             (7,598)
 Net proceeds from the issuance of common stock
   purchase warrants                                 -          -         5,100

                                                ---------   ---------  ---------
   Cash (used in) provided by financing
      activities                                (12,595)         47      94,742
                                                ---------   --------- ----------
Net (decrease) increase in cash and cash
 equivalents                                    (26,491)    (18,523)     74,202
                                                ---------   --------- ----------
Cash and cash equivalents at beginning of
  period                                         63,877      82,400       8,198
                                                ---------   --------- ----------
Cash and cash equivalents at end of period      $37,386     $63,877   $  82,400
                                                =========   ========= ==========

There were no cash payments for income taxes in the years 1999, 1998 and 1997. Cash payments for interest expense were $216, $401, and $339 in 1999, 1998 and 1997, respectively.

See accompanying notes to consolidated financial statements
                                   F-5

                     Electronic Retailing Systems International, Inc.
               Consolidated Statement of Changes in Stockholders'
(Deficit) Equity
                          (in thousands, except share amounts)
                                                        Additional
                                     Common      Paid-in    Accumulated
                                        Stock       Capital    Deficit        Total
                                      --------   ---------   -----------   ---------
Balances at December 31, 1996       $    210   $ 50,655   $ (45,142)    $  5,723

 Issuance of common stock
  purchase warrants                                 510                      510
 Issuance of 139,929 common
  shares with exercise of stock
   options                                 1        163                      164
 Net loss for year                                          (26,873)     (26,873)
                                    ---------  ---------  ----------    ---------
Balances at December 31, 1997       $    211   $ 51,328   $ (72,015)    $(20,476)

Issuance of 52,412 common
  shares with exercise of stock
   options                                 1         46                       47
 Net loss for year                                          (34,313)     (34,313)
                                   ---------  ---------  ----------    ---------
Balances at December 31, 1998      $     212   $ 51,374   $(106,328)    $(54,742)

Issuance of 33,190 common
  shares with exercise of stock
   options
 Net loss for year                                           (2,111)      (2,111)
                                   ---------  ---------  ----------    ---------
Balances at December 31, 1999      $    212   $ 51,374    $(108,439)    $(56,853)
                                   =========  =========  ===========   =========
See accompanying notes to consolidated financial statements


ELECTRONIC RETAILING SYSTEMS INTERNATIONAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	The Company has sustained net losses and negative cash flows from operations since its inception and management expects these conditions to continue into the year ending December 31, 2000. Management believes that existing resources will enable the Company to fund operations into the second quarter of 2001; thereafter, the Company may need to raise additional long-term financing to support operations and service debt. There can be no assurance that additional financing would be available on terms reasonable to the Company. In the event the Company were unable to raise any required additional financing, the Company's operations would need to be scaled back or discontinued.

Note 2 -Summary of Significant Accounting Policies:

	Basis of Consolidation

	The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany balances and transactions have been eliminated.

	Use of Estimates

	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions covering

ELECTRONIC RETAILING SYSTEMS INTERNATIONAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	a broad spectrum of the Company's financial activities, and while the Company believes these estimates to be prudent, there exists a possibility that unexpected events might affect these estimates. Actual results could differ from those estimates and the difference could be material. The
Company's future results and inventory valuation could be adversely affected by a number of factors, including (a) the timely availability and acceptance of ESL systems, (b) the impact of competitive products and pricing, and (c) the Company's ability to obtain system components from suppliers.

	Cash Equivalents

	Cash equivalents consist of short-term, highly-liquid U.S. Treasury Bills and certificates of deposit with original maturities of less than three months and are stated at cost, which approximates market. Interest income is accrued as earned.

	Financial Instruments

	Financial instruments include cash, cash equivalents, notes payable, long-term debt and common stock purchase warrants.
Financial instruments are carried at cost or accrued carrying value which approximates fair market value.

	Inventories

	Inventories are stated at the lower of cost (determined on a first in, first out basis) or market value. Inventories at December 31, 1999 consist of approximately $2,000,000 of materials and supplies and $1,772,000 of finished goods.
Inventories at December 31, 1998 consisted of approximately
$2,167,000 of materials and supplies and $4,445,000 of finished goods.

	Charges for excess, slow moving and obsolete inventory for the years 1999, 1998 and 1997 were $1,700,000, $3,099,000, and $392,000, respectively.

ELECTRONIC RETAILING SYSTEMS INTERNATIONAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Furniture and Equipment

	Furniture and equipment is stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets, none of which exceeds five years.

	In 1999, the Company adopted Statement of Position 98-1
("SOP 98-1"), "Accounting for the costs of Computer
Software Developed or Obtained for Internal Use." This statement requires capitalization of certain costs incurred in the development of internal use software. The Company has applied the guidance outlined in SOP 98-1 and the impact of the adoption has not been significant.

	Furniture and equipment as of December 31, 1999 and 1998, was comprised of the following (in 000s):

                                    			1999	          1998
                                							----	          ----
	Furniture					                       $1,350	        $1,350
	Equipment		                      		 	 3,452          3,763
	Furniture and equipment,           		------	         -----
	  at cost	                       				 4,802	         5,113
	Accumulated depreciation		           (2,287)	       (1,462)
			                               				------	         -----
	Furniture and equipment, net         $2,515	        $3,651
                                						======	        ======

	Fully depreciated furniture and equipment no longer in use of $462 was written-off during 1999. In addition, during 1999 equipment with a cost of $948 was written off resulting in a loss of $787.

	Product Development Costs

	The Company capitalizes product development costs, principally wages and contractor fees, after establishing commercial and technical viability. Product development costs are stated at the lower of cost or net realizable value. These costs are amortized using the straight-line method over the shorter of the estimated useful life of the product or three years. The Company's policy is to make

ELECTRONIC RETAILING SYSTEMS INTERNATIONAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	regular evaluations of the remaining product development costs for potential impairments of value through analysis of operating results and related cash flows, trends and prospects as well as competitive and economic factors.
Amortization commences when the product is available for general release to customers. As of December 31, 1999 and 1998, unamortized capitalized costs of $186,000 and $559,000, respectively, are included as other non-current assets in the accompanying consolidated balance sheet.
Amortization expense totaled $373,000, $783,000 and $262,000 for 1999, 1998 and 1997, respectively.

	Long-Lived Assets

	Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", requires that long-lived assets and certain intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is to be recognized based on the fair value of the assets. No impairment losses have been recognized to date.

	Debt Issuance Costs

	The Company has capitalized costs incurred in connection with the issuance of debt. Such costs are principally investment banking, legal, accounting, financial printing, and other related fees and costs. These costs are amortized using the effective interest method over the lives of the respective debt arrangements. As of December 31, 1999 and 1998, unamortized debt issuance costs of $2,599,000 and $4,475,000, respectively, are included as other non-current assets in the accompanying consolidated balance sheet. Amortization expense totaled $644,000, $563,000 and $440,000 for 1999, 1998 and 1997, respectively. As a result of the acquisition of $46,345,000 principal amount of maturity of Senior Discount Notes, $1,232,000 of debt issuance costs were written off during 1999.

ELECTRONIC RETAILING SYSTEMS INTERNATIONAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Income Taxes

	The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109,
"Accounting for Income Taxes", which requires an asset and liability approach to the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred income taxes relate to timing differences between financial and income tax reporting for stock option compensation, product development costs, depreciation and other items.

	Stock Based Compensation

	The Company accounts for incentive plans and stock options using the provisions of Accounting Principle Board Opinion
No. 25, "Accounting for Stock Issued to Employees." Pro forma information required by Financial Accounting
Standards No. 123, "Accounting for Stock Based
Compensation," is included in Note 10.

ELECTRONIC RETAILING SYSTEMS INTERNATIONAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Due to the Company's loss position, the Company has reported only "basic" EPS. The presentation of "dilutive"
EPS is not required as common stock equivalents are anti-dilutive. The number of securities at December 31, 1999, 1998, and 1997 that could potentially dilute basic EPS in the future are 5,319,150, 5,745,496 and 5,969,004, respectively. Such securities, which have been excluded from the calculation of basic EPS as they are anti-dilutive, include employee and director stock options, convertible debt, and common stock purchase warrants.

	Segment Information

	The Company is in one business segment, the electronic shelf labeling business, and follows the requirements of FAS 131, "Disclosures about Segments of an Enterprise and Related Information;" however, the requirements have not had a material impact on the financial statements for the periods presented.

	Comprehensive Income

	The Company has adopted Statement of Financial Accounting
Standards No. 130 "Reporting Comprehensive Income" ("FAS
130"). FAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this standard had no material impact on the Company's financial statements.

ELECTRONIC RETAILING SYSTEMS INTERNATIONAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Recently Issued Accounting Pronouncements

	In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137, which the Company is required to adopt effective beginning January 1, 2001. The Company is currently evaluating the impact on its financial statements of adopting the standard and will comply as required; however, the impact is not expected to be material on the Company's financial statements.

	In December of 1999, the staff of the Securities and Exchange Commission issued its Staff Accounting Bulletin ("SAB") no. 101 "Revenue Recognition". SAB no. 101, as amended, provides guidance on the measurement and timing of revenue recognition in financial statements of public companies. Changes in accounting policies to apply the guidance of SAB No. 101 must be adopted by recording the cumulative effect of the change in the fiscal quarter ending June 30, 2000. Management has not yet determined the effect SAB no. 101 will have, if any, on its accounting policies or the amount of the cumulative effect to be recorded from adopting SAB No. 101.

	Reclassifications

	Certain prior year amounts have been reclassified to conform to current year presentation.

Note 3 -Related Party Transactions:

	The Company has received consulting services and paid a current and a former member of its Board of Directors, through an affiliate of the Company, fees of $45,000, $192,000 and $125,000 in 1999, 1998 and 1997, respectively.

ELECTRONIC RETAILING SYSTEMS INTERNATIONAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Debt and Common Stock Purchase Warrants

	In August 1999, the Company repaid to the Connecticut Development Authority (the "CDA"), in accordance with its terms, an aggregate of $5,000,000 principal amount of indebtedness, which prior to repayment was convertible to shares of Common Stock at an adjusted conversion price calculated at $3.00 plus the average price of the Common Stock during the twelve months prior to conversion. This note was classified as short term on the Company's balance sheet at December 31, 1998.In August 1999, warrants to purchase 699,724 shares (as adjusted) of Common Stock, held by the CDA and exercisable at an adjusted price calculated at $2.58 plus the average market price of the Common Stock during the twelve months prior to exercise, expired without exercise. If the Company relocates outside of Connecticut before 2004, the Company remains obligated to pay a penalty to the CDA of $250,000.

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

	The Units were sold to investors at a price aggregating $100 million, representing a yield to maturity on the Notes of 13.25%. No cash interest will accrue on the Notes prior to February 1, 2000. Interest will be payable thereafter on the outstanding Notes on February 1 and August 1 of each year commencing August 1, 2000. The Notes are non-callable prior to February 1, 2001. Upon specified change in control events, each holder has the right to require the Company to purchase its Note at a specified price. The net proceeds to the Company from the Private Placement approximated $95 million.

ELECTRONIC RETAILING SYSTEMS INTERNATIONAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	With the consummation of the Private Placement in January
1997, the Company commenced recording interest on the outstanding Notes on an amount equal to the gross proceeds from the Private Placement plus prior recorded and unpaid interest at the annual rate of 13.25%. Additional interest expense is being recorded as a result of the amortization of the discount recorded on the Notes (for value attributed to the warrants) and the amortization of the costs of issuance.

During the fourth quarter of 1999, the Company engaged
Jefferies & Co. and BNY Capital Markets, Inc. to advise it in connection with the development or consideration of proposals relating to the Senior Discount Notes. During the fourth quarter of 1999, the Company repurchased: (i) $45.25 million aggregate principal amount at maturity of Notes in open market transactions from holders not affiliated with the Company for an aggregate purchase price of $7.01 million; and (ii) $1.095 million aggregate principal amount at maturity of Notes as the result of a tender offer by the Company for an aggregate purchase price of $.170 million.
The Company incurred $818,000 in transaction fees related to these purchases. During the first quarter of 2000, the Company repurchased $24.549 million aggregate principal amount at maturity of Notes in open market transactions from holders who were not affiliated with the Company for an aggregate purchase price of $4.65 million. The Company continues to be engaged in the development and consideration of proposals with respect to the Senior
Discount Notes intended to enhance the Company's long-term liquidity, but there can be no assurance that any such proposal will be implemented.

ELECTRONIC RETAILING SYSTEMS INTERNATIONAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Long-term debt as of December 31, 1999 and 1998 was comprised of 13.25% Senior Notes totaling $98,208,000 and $124,057,000, respectively.

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

Note 5 - Customer Information:

	All of the Company's sales are to customers in the retail food market industry. Significant customer sales for the years ended December 31, 1999, 1998 and 1997 were as follows:

	Customer	                           1999	1998	1997
	--------                      	     ----	----	----

	The Stop & Shop Supermarket Company	 80%	 59%	 41%

	Shaw's Supermarkets, Inc.	           10%	 29%	 22%

	H.E. Butt Grocery Co.	               -- 	 -- 	 11%


	Accounts receivable at December 31, 1999 and 1998 are unsecured and concentrated among major supermarket chains in the United States. If the customers within this concentration failed to pay according to the terms of their agreements these receivables would be reduced to nominal value.

Note 6 - Commitments and Contingencies:

	The Company leases its facilities under non-cancelable operating lease agreements. During 1999, 1998 and 1997 rental expense amounted to approximately $786,000, $946,000 and $424,000, respectively.

ELECTRONIC RETAILING SYSTEMS INTERNATIONAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Future minimum lease payments on a calendar year basis under these leases, as of December 31, 1999, are as follows:

                   							  Total
							                  Commitments
						                  	-----------

		2000		               			$  633,000
		2001					                  632,000
		2002					                  582,000
		2003					                  388,000
		2004	and thereafter		    1,562,000
						                   	----------
                  						 	$3,797,000
                   							==========

The Company is involved in certain litigation incidental to the conduct of its business and affairs. Management does not believe that the outcome of any such litigation will have a material adverse effect on the financial condition or results of operations of the Company.

Note 7 - Stock Option and Defined Contribution Plan:

	The Company has an employee stock option plan whereby options to purchase shares of Common Stock may be granted to key employees of the Company. The stockholders have approved successive increases in the number of shares of Common Stock available for issuance under the plan, which currently authorizes the grant of options covering
3,500,000 shares. As of December 31, 1999 there were 1,069,108 shares available for future grants. Options granted under the plan typically become exercisable over a period of four years and have a term of 10 years.

	A summary of all option activity pursuant to the employee stock option plan is as follows:

ELECTRONIC RETAILING SYSTEMS INTERNATIONAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

						  	                                  Price Range	Options
	Options outstanding December 31, 1996    $ .01-$5.875    878,492
                                              										---------
	   Options granted                       $4.88-$6.19   1,117,117
	   Options exercised                     $ .01-$5.00    (139,929)
	   Options canceled                      $ .01-$6.13    (120,552)
                                              										---------
	Options outstanding December 31, 1997    $ .01-$6.19   1,735,128
                                              										---------
	   Options granted                       $2.25-$4.00   1,118,099
	   Options exercised                     $ .01-$2.25     (52,412)
	   Options canceled                      $ .01-$6.13  (1,181,853)
                                              										---------
	Options outstanding December 31, 1998    $ .01-$6.19   1,618,962
                                              										=========

    Options granted                       $ .97-3.00    1,385,000
	   Options exercised                     $ .01           (33,190)
	   Options canceled                      $ .01-$5.00    (539,880)
                                              										---------
	Options outstanding December 31, 1999    $ .01-$6.19   2,430,892
                                              										=========


		December 31, 1999			604,807
		December 31, 1998			280,165
		December 31, 1997			271,450

	The following table summarizes information about employee stock options outstanding and exercisable at December 31, 1999:

                          		 Weighted	     Weighted		                 Weighted
Range of		                    Average	     Average     		             Average
Exercise	     Number	        Remaining	    Exercise 	  Number	        Exercise
 Prices      	Outstanding	    Life  	      Price      	Exercisable	   Price
$ .01           211,172       2 years       $ .01       113,466         $ .01
$0.97-$1.44     754,000      10              1.27        25,000          1.39
$1.53-$2.25     583,532       9              2.05        58,923          2.25
$2.38-$3.50     710,194       9              3.14       321,174          3.04
$3.63-$4.00      93,000       8              3.74        24,187          3.74
$4.88-$6.19      78,994       6             $5.19        62,057         $5.17
              ---------      			                        -------
              2,430,892                                 604,807
              =========		                               =======

ELECTRONIC RETAILING SYSTEMS INTERNATIONAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Additionally, the Company has a director stock option plan under which options covering 750,000 shares of Common Stock may be granted to directors of the Company. During 1998, 47,500 options were granted to directors of the Company to purchase an equal number of common shares pursuant to this plan at option prices of $2.75 and $4.00. As of December 31, 1999 options covering an aggregate of 100,000 shares of Common Stock were outstanding under the plan.

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

                         	 		1999	       1998         	1997
                         			------	     ------	       ------
		Net loss:
		   As reported          	($2,111,000)	($34,313,000)	($26,873,000)
		   Pro forma	            ($2,306,000)	($35,781,000)	($28,052,000)

		Basic loss per common share:
	  	   As reported	             ($0.10)      	($1.62)	      ($1.27)
	   Pro forma	                  ($0.15)	      ($1.64)	      ($1.33)

	The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used in 1999, 1998 and 1997:

ELECTRONIC RETAILING SYSTEMS INTERNATIONAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      						1999		 1998		 1997

	Dividend yield			           0%		  0%		  0%
	Expected volatility		     122%		112%		114%
	Risk-free interest rate	    6%		  5%		  5%
	Expected life		        	6 years	6 years	6 years

	The weighted average fair value of stock options granted during the years ended December 31, 1999, 1998 and 1997 was $1.42, $2.89 and $4.82, respectively.

	The Company has a defined contribution profit sharing and savings plan which qualifies under Section 401(k) of the Internal Revenue Code for employees meeting certain service requirements. Participants may contribute up to 15% of their gross wages, not to exceed in any given year a limitation set by Internal Revenue Service regulations (such limitation was $10,000 in 1999). The plan provides for discretionary matching contributions, as determined by the Board of Directors, to be made by the Company. There was $38,000 and $34,000 contributed to the plan, by the Company, for the year ended December 31, 1999 and 1998, respectively. There were no discretionary amounts contributed to the plan as of December 31, 1997.

Note 8 - Income Taxes:

	The Company has incurred operating net losses since inception which have generated loss carryforwards of $67.7 million for federal income tax purposes. Loss carryforwards are available to offset future taxable income and begin to expire in the year 2008. These loss carryforwards are subject to limitation on future years utilization should certain ownership changes occur.

	The Company has loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes resulting in a deferred tax benefit at December 31, 1999 and 1998 of $47.1 million and $44.5 million, respectively.
Based on the Company's history of losses it has been determined that the utilization of these deferred tax benefits is not considered more likely than not and as a result a valuation allowance is being recorded to fully offset the net deferred tax asset.

ELECTRONIC RETAILING SYSTEMS INTERNATIONAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Significant components of the deferred tax asset at December 31, 1999 and 1998 are as follows:

                               		1999	        1998
Net operating loss carryforwards	$ 28,604,000	$30,662,000
Deferred interest expense	         13,831,000	 10,113,000
Stock option compensation	          2,648,000	  2,726,000
Other 		                            1,982,000     977,000
                               		------------		-----------
Total deferred tax benefit	        47,065,000	 44,478,000
                               		------------
Valuation allowance	              (47,065,000)(44,478,000)
                                            		------------
Net deferred tax asset	          $     --    	$     --
                               		============	============

In 1999, 1998 and 1997 a statutory Federal income tax rate of 35% and a state income tax rate of 7.6%, net of the Federal tax benefit, were applicable to the Company. Due to the Company's taxable losses the effective tax rate was nil in each year.

The income tax provision calculated for financial reporting purposes differs from income taxes determined by applying the statutory Federal income tax rate to the financial statement net loss for the years ended December 31, 1999, 1998 and 1997 as a result of the following:

	                                		  1999	        1998	        1997
  Tax benefit at Federal statutory
     rate   	                       $ 13,246,000  $ 11,156,000  $ 9,083,000
  State income tax benefit, net of
   Federal tax charge  	               1,870,000     2,494,000    2,031,000
  Net loss not providing current
   year tax benefits      	          (14,110,000)  (12,641,000) (11,063,000)
  Non-deductible interest    	          (985,000)     (987,000)      --
  Other              	                   (21,000)      (22,000)     (51,000)
                                			 ------------	 ------------ 	-----------
    Provision for income taxes      $    -   	    $    -       	$   -
                                			 ============  ============= ===========

Note 9 - Proposed ERS/Telepanel Combination:

In October 1997, the Company and Telepanel Systems Inc.
("Telepanel") executed an agreement providing for the combination of the Company and Telepanel, as a result of

ELECTRONIC RETAILING SYSTEMS INTERNATIONAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 10 - Subsequent Events:

On February 11, 2000, in exchange for payments aggregating
$6.5 million, the Company acquired 262,802 shares of the newly-created Series C Convertible Preferred Stock, $.0001 par value (the "Senior Preferred Stock"), of NewCheck
Corporation ("NewCheck"), together with NewCheck's 8%

ELECTRONIC RETAILING SYSTEMS INTERNATIONAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible Promissory Note (the "Convertible Note") in the aggregate principal amount of $4,550,000, convertible into an additional 613,205 shares of Senior Preferred Stock. The shares of Senior Preferred Stock acquired by the Company at closing represent approximately 19% of NewCheck's outstanding voting securities.

NewCheck's Senior Preferred Stock is entitled, pursuant to its terms, to receive preferential dividends, payable semi-annually in additional shares of Senior Preferred Stock, at the rate of 8% per annum on the liquidation preference per share, which cumulate if not paid. The Senior Preferred
Stock is redeemable, at a price equal to the greater of the original issue price or fair market value, upon specified dates, if so elected by the requisite vote of the Senior
Preferred Stock. In the event of the liquidation or sale of, or specified business combinations involving, NewCheck, or in the event of other specified transactions or liquidity events, the Senior Preferred Stock will, prior to other series of preferred stock, receive an amount equal to its liquidation preference (calculated initially as capital invested), and then participate on an "as converted" basis with NewCheck's common stock, $.0001 par value (the
"NewCheck Common Stock"), and other participating series, in remaining amounts available for distribution.

Each share of Senior Preferred Stock is convertible into three shares of NewCheck Common Stock at the election of the holder, and is automatically converted in specified circumstances. Each share of Senior Preferred Stock carries a number of votes equal to the number of shares of NewCheck
Common Stock issuable upon conversion, and votes together with the NewCheck Common Stock and other voting securities of NewCheck. The Company is also entitled to name one of the three directors allocated to the Senior Preferred Stock on NewCheck's seven member Board of Directors.

The Convertible Note accrues interest, payable at maturity, at the per annum rate of 8%, matures on the fifth anniversary of issue, and is repayable (together with interest) in shares of Senior Preferred Stock at the election of NewCheck. The Convertible Note is convertible after two years (and earlier in specified circumstances) into shares of Senior Preferred Stock.

ELECTRONIC RETAILING SYSTEMS INTERNATIONAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company and NewCheck have also entered into a management agreement under which, for an initial term of five years, the Company will manage NewCheck's operations.
In exchange for the agreement, and in addition to continuing reimbursements to the Company of the costs of performance, at closing the Company was issued 1,110,000 ten-year warrants, with an exercise price of $.001 per share, exercisable after the first year to acquire shares of NewCheck Common Stock equal to approximately 16% of NewCheck's voting securities outstanding at closing (giving effect to such warrants and to the conversion of the Convertible Note). The Company received additional ten-year warrants that vest with respect to specified percentages of the outstanding NewCheck Common Stock in the event the equity value of NewCheck exceeds specified levels during the three years after closing.

                            INDEX TO EXHIBITS

Exhibit Number 			Document Description
--------------			--------------------
3.1			-	Certificate of Incorporation of the Company
        (Incorporated by reference to Exhibit 3.1 of
        the Registration Statement on Form S-4 No. 333-
        21893).

3.2			-	By-laws of the Company (Incorporated by reference to
        Exhibit 3.2 to the Annual Report on Form 10-K
        for the year ended December 31, 1997).

10.1			-	Restated Stockholders' Agreement dated March 12, 1993
         among Norton Garfinkle, The G/N Garfinkle
         Trust, Bruce F. Failing, Jr., The Failing Trust
         and Elizabeth Z. Failing (Incorporated by
         reference to Exhibit 10.3 to the Registration
         Statement on Form S-1 No. 33-59486), together
         with Amendment No. 1 to Restated Stockholders
         Agreement dated October 29, 1997 (Incorporated
         by reference to Exhibit 10.4 to the Annual
         Report on Form 10-K for the year ended December
         31, 1997) and Amendment No. 2 to Restated
         Stockholders Agreement dated April 25, 1998
         (Incorporated by reference to Exhibit 10.1 to
         the Quarterly Report on Form 10-Q for the
         period ended March 31, 1998).

10.2			-	Registration Rights Agreement dated March 12, 1993
         among the Company, Norton Garfinkle, The G/N
         Garfinkle Trust, Bruce F. Failing, Jr., The
         Failing Trust, Elizabeth Z. Failing, Robert D.
         Power and John Stevens (Incorporated by
         reference to Exhibit 10.2 to the Registration
         Statement on Form S-1 No. 33-59486).

10.3			-	Registration Rights Agreement dated March 12, 1993
         among the Company and the limited partners of
         the ERS Associates, L.P. (Incorporated by
         reference to Exhibit 10.5 to the Registration
         Statement on Form S-1 No. 33-59486).

10.4			-	Registration Rights Agreement dated as of July 24,
         1995 among the Company, Donald E. Zilkha, Bruce
         F. Failing, Jr., Hanseatic Corporation and
         Garfinkle Limited Partnership II (Incorporated
         by reference to Exhibit 5(d) of the Current
         Report on Form 8-K dated July 24, 1995).






E-1
10.5			-	Technical Services Agreement dated October 1, 1985
         between Telepanel, Inc. and Amacrine
         International, Inc. (Incorporated by reference
         to Exhibit 10.10 to the Registration Statement
         on Form S-1 No. 33-59486).

10.6			-	Placing Agreement dated July 5, 1996 between the
         Company and Henderson  Crosthwaite
         Institutional Brokers Limited (Incorporated by
         reference to Exhibit 5(c) to the Company's
         Current Report on Form 8-K dated July 11,
         1996), together with Agreement with respect to
         U.S. Securities Laws dated July 2, 1996 between
         the Company and Henderson Crosthwaite
         Institutional Brokers Limited (Incorporated by
         reference to Exhibit 5(d) to the Company's
         Current Report on Form 8-K dated July 11,
         1996).

10.7			-	Forms of Subscription Agreement accepted July 5, 1996
         by the Company (Incorporated by reference to
         Exhibit 5(f) to the Company's Current Report on
         Form 8-K dated July 11, 1996, together with
         Registration Rights Agreement dated July 11,
         1996 between the Company and the subscribers
         parties thereto (Incorporated by reference to
         Exhibit 5(g) to the Company's Current Report on
         Form 8-K dated July 11, 1996).

10.8			-	Warrant Agreement dated as of January 24, 1997
         between the Company and American Stock Transfer
         & Trust Company (Incorporated by reference to
         Exhibit 10.20 to the  Registration Statement on
         Form S-4 No. 333-21893).

10.9			-	Indenture dated as of January 24, 1997 between the
         Company and United States Trust Company of New
         York (Incorporated by reference to Exhibit 4.1
         to the Registration Statement on Form S-4 No.
         333-21893).

10.10			-	Lease Agreement dated May 30, 1997 between 488 Main
          Avenue Associates, LLC and the Company,
          together with Amendment No. 1 thereto
          (Incorporated by reference to Exhibit 10.17 to
          the Annual Report on Form 10-K for the year
          ended December 31, 1997).

10.11			-	Partial Lease Termination dated January 27, 2000
          between 488 Main Avenue Associates, LLC and the
          Company.



E-2

10.12			-	Lease Agreement dated October 1, 1997 between Kurian
          Limited Partnership and the Company
          (Incorporated by reference to Exhibit 10.18 to
          the Annual Report on Form 10-K for the year
          ended December 31, 1997).

10.13			-	Stock and Convertible Note Purchase Agreement dated as
          of February 11, 2000 entered into by, inter
          alia, the Company and NewCheck Corporation
          (Incorporated by reference to Exhibit 2(a) to
          the Current Report on Form 8-K dated February
          11, 2000).

10.14			-	8% Convertible Note dated February 11, 2000 issued by
          NewCheck Corporation to the Company
          (Incorporated by reference to Exhibit 2(b) to
          the Current Report on Form 8-K dated February
          11, 2000).

10.15			-	Management Agreement dated as of February 11, 2000
          between the Company and NewCheck Corporation
          (Incorporated by reference to Exhibit 2(c) to
          the Current Report on Form 8-K dated February
          11, 2000).

10.16			-	Warrant Certificate dated February 11, 2000 issued by
          NewCheck Corporation to the Company
          (Incorporated by reference to  Exhibit 2(d) to
          the Current Report on Form 8-K dated February
          11, 2000).

10.17			-	Warrant Certificate dated February 11, 2000 issued by
          NewCheck Corporation to the Company
          (Incorporated by reference to Exhibit 2(e) to
          the Current Report on Form 8-K dated February
          11, 2000).

10.18			-	Amended and Restated Registration Rights Agreement
          dated as of February 11, 2000 entered into,
          inter alia, by the Company and NewCheck
          Corporation (Incorporated by reference to
          Exhibit 2(f) to the Current Report on Form 8-K
          dated February 11, 2000).

10.19			-	Amended and Restated Securityholders Agreement dated
          as of February 11, 2000 entered into, inter
          alia, by the Company and NewCheck Corporation
          (Incorporated by reference to Exhibit 2(g) to
          the Current Report on Form 8-K dated February
          11, 2000).

10.20			-	Electronic Retailing Systems International, Inc. 1993
          Employee Stock Option Plan (Incorporated by
          reference to Exhibit 10.21 of the Annual Report
          on Form 10-K for the year ended December 31,
          1997).
E-3



10.21			-	Electronic Retailing Systems International, Inc. 1993
          Director Stock Option Plan (Incorporated by
          reference to Exhibit 10.22 of the Annual Report
          on Form 10-K for the year ended December 31,
          1997).

11.1			-	Statement of Computation of Per Share Earnings.

12.1			-	Statement of Computation of Ratio of Earnings to Fixed
         Charges.

21			-	Subsidiaries of the Company.

23			-	Consent of PricewaterhouseCoopers LLP.

24			-	Power of Attorney (See "Power of Attorney" in this
       Annual Report on Form 10-K).

27			-	Financial Data Schedule.





























E-4
