Form 10-K/A
period 1999-12-31
ELECTRONIC RETAILING SYSTEMS INTERNATIONAL INC
filed 2000-04-25
CIK 898747

UNITED STATES
         	SECURITIES AND EXCHANGE COMMISSION
             	Washington, D.C. 20549

                   	FORM 10-K/A

(Mark One)
[ X ]	 ANNUAL REPORT PURSUANT TO SECTION 13
       	OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

	OR

[   ]	TRANSITION REPORT PURSUANT TO SECTION
       13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the transition period from ---------- to ----------

Commission file number 0-10786

	ELECTRONIC RETAILING SYSTEMS INTERNATIONAL, INC.
	--------------------------------------------------------
(Exact name of registrant as specified in its charter)

         Delaware                  			06-1361276
------------------------------     			---------------
(State or other jurisdiction of    			(I.R.S. Employer
incorporation or organization)      		Identification No.)

      488 Main Street
      Norwalk, Connecticut       			       06851
---------------------------------------- 	---------
(Address of principal executive offices) 	(Zip Code)

Registrant's telephone number, including area code:  203-849-2500
                                                     ------------
Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities registered pursuant to Section 12(g) of the Act:


	Common Stock, $.01 par value
	------------------------------------
	(Title of class)

	Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	           Yes [ X ]           No [    ]

		Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

          State the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common stock was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

Aggregate market value as of March 15, 2000........$10,144,770

		Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

		Common Stock, $.01 par value,
          as of March 15, 2000.................21,282,637 shares


	DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the documents, all or portions of which are incorporated by reference herein, and the part of the Form 10-K into which the document is incorporated: Proxy Statement to be filed with respect to the 2000 Annual Meeting of Stockholders-
Part III.

	AMENDMENT NO. 1

	The undersigned hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as set forth in the pages attached hereto:

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

Name of Director			   Age 	  Biographical Information
---------------- 		  	---	   ------------------------

David Diamond				       41	  Executive Vice President,
                      							Catalina Marketing Cor-
                             poration since 1997;
                             consultant to suppliers of
                             products and services to the
                             supermarket industry from
                             prior to 1995 until 1997;
                             Director of the Company since
                             1996.

Bruce F. Failing, Jr. 		51  	Founder of the Company in
                             1990, and its Vice Chairman
                             of the Board and Chief
                             Executive Officer; President
                             of the Company through 1997;
                             Director of the Company since
                             1990.

Norton Garfinkle 			    69	  Founder of the Company in
                             1990, and its Chairman of the
                             Board; Chairman of Cambridge
                             Management Corporation (manu-
                             facturer and marketer of DAP
                             series of massively parallel
                             processing computers) since
                             prior to 1995, and Chairman
                             of its affiliates (engaged in
                             the research and development
                             of new technologies),
                             including Oxford Management
                             Corporation, during such
                             period; Director: eSynch
                             Corporation; Director of the
                             Company since 1990.*

Donald E. Zilkha 			   49	   President, Zilkha & Company
                             (private investment advisor)
                             since prior to 1995; Director
                             of the Company since 1993.

---------------
*	In December 1995, pursuant to an agreement with New York
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

	For information concerning the executive officers of the Company, see pages 18 to 19 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 as originally filed, under the caption "Item 1. Business-Executive Officers," which information is incorporated herein by reference.

	There are no family relationships among any of the executive officers or directors of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

	Based solely upon a review of copies of reports received by it pursuant to Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act"), and the written representations of its incumbent directors and officers, and holders of more than ten percent of any registered class of the Company's equity securities, the Company believes that during 1999 all filing requirements applicable to its directors, officers and ten percent holders under said section were satisfied.

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

	The Director Option Plan is administered by the Board of Directors of the Company, which determines the persons who are to receive options and the number of shares subject to each option. David Diamond and Donald Zilkha hold options granted under the Director Option Plan: (i) in June 1996 covering, respectively, 12,500 shares and 20,000 shares of Common Stock, exercisable at a price per share equal to $1.875, the closing price per share of Common Stock on the Nasdaq Stock Market on the date of grant, and
(ii) in June 1998 covering, respectively, 17,500 shares and 10,000 shares of Common Stock, exercisable at a price per share equal to $4.00, the closing price per share of Common Stock on the Nasdaq Stock Market on the date of grant. All such options expire five years from the date of grant and are exercisable on the date of grant with respect to one-quarter of the shares covered thereby, with an additional one-quarter of such shares becoming exercisable annually thereafter.

	Paul A. Biddelman, who served as a director until June 1999, held options granted under the Director Option Plan: (i) in June 1996, covering 20,000 shares of Common Stock, exercisable at a price per share of $1.875, and (ii) in June 1998, covering 10,000 shares of Common Stock, exercisable at a price per share of $4.00. Sheldon Weinig, who served as a director until January
2000, held options granted under the Director Option Plan in September 1998, covering 10,000 shares of Common Stock, exercisable at a price per share equal to $2.75. Such prices represented the closing price per share of Common Stock on the Nasdaq Stock Market on the date of grant. Such options were exercisable on the date of grant with respect to one-quarter of the shares covered thereby and with an additional one-quarter of such shares becoming exercisable annually thereafter, and expired without exercise upon the conclusion of such directors' respective tenure on the Board of Directors.

	During the year ended December 31, 1999, the Company paid to Oxford Management Corporation ("Oxford") the amount of $22,500 for services rendered by Norton Garfinkle and $1,409 in reimbursement of other expenses, and incurred an additional
$90,000 for such services and $1,053 in reimbursement of other expenses, which was invoiced in 2000. The Company's continuing arrangements with Oxford, which are terminable at any time by the Company or Oxford, provide for payments in the amount per month of $7,500 for services rendered by Mr. Garfinkle.

	The Company has not adopted any director fee arrangement, but reimburses all of its directors for their out-of-pocket expenses incurred in the performance of their duties as directors of the Company.

Executive Compensation

	Summary Compensation Table. The following table sets forth information concerning the annual compensation for each of the Company's last three completed fiscal years of: (i) the Company's chief executive officer; and (ii) each of the four other most highly- compensated executive officers during the most recent fiscal year:

	Summary Compensation Table
   									  	 Long-Term
			                         Annual Compensation                           		Compensation
			--------------------------------------------------------------------	------------------
							            Other		  Securities
   Name and							           Annual	  	Underlying	All Other
Principal Position		Year	Salary($)	Bonus($)     Compensation(2)            Options(#)      Compensation($)
---------------------		-----	----------		-----------      --------------------	---------------   ---------------------

Bruce F. Failing, Jr....	1999	150,000		    --		-- 		     --		    --
Chief Executive Officer	1998	155,769		    --		-- 		     --		    --
		1997	206,731     	--	--	--			    --

Michael B. Persky.....	1999	234,519	--	--	--                          500(5)
President(1)			1998	214,385		    --		--		450,000(3)	     500
			1997	  24,615		    --		--		  60,000		     --

Morty Bachar......	1999	169,038		20,000		--		175,000		     500(5)
Vice President, 		1998	     --		    --		--      		     --		      --
  Engineering(4)		1997	     --		    --		-- 		     --		      --

Norman Tsang......	1999	164,769		40,000	          40,000(7)		205,000		      500(5)
Vice President,		1998	     --		    --		--      		      --		      500
 Marketing(6)		1997	     --		    --		-- 		      --		      --

Paul Lavoie.......	1999	160,000		20,000		--		125,000		       500(5)
Vice President		1998	  67,692		    --		--		  50,000		           --
 Sales(8)			1997	     --		    --		--      		     --		           --

---------------

(1)	Mr. Persky became an executive officer upon joining the
Company in December 1997.

(2)	Excludes prerequisites and other personal benefits unless
the aggregate amount of such compensation exceeds the lesser of either $50,000 or 10% of the total of annual salary and bonus reported for the named executive officer.

(3)	Of such amounts, options with respect to 60,000 shares
replaced options previously granted and surrendered contemporaneously with such replacement.

(4)	Mr. Bachar became an executive officer in January 1999
after joining the Company in 1998 and ceased to be an executive officer in January 2000.

(5)	Represents the Company's annual contribution to its defined
contribution plan.

(6)	Mr. Tsang became an executive officer upon joining the
Company in January 1999.

(7)	Represents $40,000 paid to Mr. Tsang for relocation
expenses.

(8)	Mr. Lavoie became an executive officer upon joining the
Company in 1998.

	Option Grant Table. The following table sets forth certain information regarding options granted by the Company during the year ended December 31, 1999, to the individuals named in the above compensation table:

	Option Grants in Last Fiscal Year

		                                              Individual Grants				  Potential Realizable
		Number of	% of Total						  Value at Assumed
		Securities	Options			   Market Price			  Annual Rates of Stock
		Underlying	Granted to	Exercise	     Per Share			  Price Appreciation for
		Options		Employees in	  Price	    on Date of	Expiration	       Option Term(2)
Name		Granted (#)(1)	  Fiscal Year  	  ($/sh)  	     Grant($)  	    Date     	5%($)	        10%($)
-------		-----------------	----------------	---------	   ----------------	------------	-------	        ---------
Bruce F. Failing, Jr..	       --		       --		   --	       --		     -- 		  --	       --

Michael B. Persky...	       --		       --		   --	       --		     --		  --	       --

Morty Bachar....	100,000		     7.2		2.09	     2.09		01/15/09		131,439	   333,092
		  50,000		     3.6		1.35 	     1.35		06/04/09		  42,450	   107,578
		  25,000		     1.8		0.97	     0.97		12/31/09		  15,251	     38,648

Norman Tsang.....	130,000(3)	     9.4		2.25	     2.25		01/15/09		183,952	   466,170
		  50,000		     3.6		1.35	     1.35		06/04/09		  42,450	   107,578
		  25,000		     1.8		0.97	     0.97		12/31/09		  15,251	     38,648

Paul Lavoie.....	100,000		     7.2		1.35	     1.35		06/04/09		  84,901	   215,155
		  25,000		     1.8		0.97	     0.97		12/31/09		  15,251	     38,648

__________________
(1)	Except as otherwise indicated, all such options become
exercisable with respect to one-quarter of the shares covered thereby on the first anniversary of the date of grant, and with an additional one-quarter thereof subject to exercise on each subsequent anniversary thereafter.

(2)	Amounts represent hypothetical gains that could be achieved
for the respective options if exercised at the end of the option term. These gains are based on arbitrarily assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the respective options are granted to their expiration date.

(3)	Of such options, options covering 30,000 shares become
exercisable with respect to all such shares on the first anniversary of the date of grant.

	Aggregate Option Exercises and Year-End Option Table. The following table sets forth certain information regarding exercises of stock options, and stock options held as of December
31, 1999 by the individuals named in the above compensation table.

	Aggregate Option Exercises in Last Fiscal Year
	and Fiscal Year-End Option Values
		      Number of Shares	    Value of Unexercised
	   		  Underlying Unexercised	     In-the-Money Options
	  Shares	 	Options at Fiscal Year-End (#)	          at Year-End(1)
	Acquired on	 Value	-------------------------------------	----------------------------------
Name		Exercise (#)	Realized	Exercisable       Unexercisable	Exercisable    Unexercisable
-------			--------------	----------       --------------       -----------------     --------------    -----------------
Bruce F. Failing, Jr...	       --		     --		--		--		--		--

Michael B. Persky....	       --		     --	        100,000	           350,000		--		--

Morty Bachar.....	       --		     --	            7,500	           197,500		--		--

Norman Tsang...	       --		     --	              --	           205,000		--		--

Paul Lavoie.....	       --		     --	          12,500	           162,500		--		--

----------------
(1)	Calculated on the basis of the fair market value of the
underlying securities at the exercise date or at year-end, as the case may be, less the respective exercise prices.

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

	The Employee Option Plan is administered by the Board of Directors of the Company, which determines the persons who are to receive options and the number of shares subject to each option. As of April 1, 2000, options covering an aggregate of 2,051,902 shares of Common Stock were outstanding pursuant to the Employee Option Plan and options covering an aggregate of 523,371 shares had been exercised.

Compensation Committee Interlocks and Insider Participation

	During the year ended December 31, 1999, the members of the Company's Compensation Committee were Norton Garfinkle, Donald
Zilkha and, until June 1999, Paul A. Biddelman, and, subsequent to June 1999, Sheldon Weinig.

	During the year ended December 31, 1999, Oxford Management Corporation, a company controlled by Mr. Garfinkle, was reimbursed an aggregate amount of $22,500 for services rendered by Mr. Garfinkle and $1,409 in reimbursement of other expenses, and incurred an additional $90,000 for such services and $1,053 in reimbursement of other expenses, which was invoiced in 2000. The Company's continuing arrangements with Oxford, which are terminable at any time by the Company or Oxford, provide for payments in the amount per month of $7,500 for services rendered by Mr. Garfinkle.

	Holders of shares of Common Stock obtained upon conversion of the Company's previously outstanding Series A Cumulative Convertible Preferred Stock, $1.00 par value (the "Series A Preferred Stock"), remain entitled to certain demand and incidental registration rights which, in the case of such demand rights, obligate the Company to register such shares, on two occasions, provided that the holders of at least 500,000 shares notify the Company that they intend to offer for sale in the aggregate at least 100,000 shares of Common Stock. Such holders include Garfinkle Limited Partnership II (an affiliate of Mr. Garfinkle), an affiliate of Hanseatic Corporation (in which Mr. Biddelman is an officer) and Mr. Zilkha.

	Under agreements entered into by the Company in 1993 with the limited partners of a partnership affiliated with the Company's predecessors corporation (including Mr. Zilkha and Hanseatic Corporation's predecessor-in-interest), such partners hold certain demand and incidental registration rights and co-sale rights. In addition, the former stockholders of the Company's predecessor corporation, including Messrs. Garfinkle and Failing and their respective affiliates and related family trusts, became entitled to certain demand and incidental registration rights with respect to shares of Common Stock held by them upon the Company's acquisition of its predecessor corporation, which, in the case of such demand registration rights, operate pursuant to the standards applicable to the shares obtained upon conversion of Series A Preferred Stock. Certain stockholders of the Company, including Mr. Failing and Messrs. Garfinkle and Zilkha, and their respective affiliates, became entitled to certain incidental registration rights with respect to shares of Common Stock purchased by them in 1996 in a private placement by the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT
    	    --------------------------------

	The following table sets forth certain information as of April 1, 2000 with respect to the number of shares of Common Stock beneficially owned by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company named in the summary compensation table under "Item 11. Executive Compensation," and
(iv) all directors and executive officers of the Company as a group:

                   						Number of Shares
                    					of Common Stock            		Percent
                  						Beneficially Owned(1) 	      of Class
					                   --------------------		   ----------------
Norton Garfinkle
 133 East 62nd Street
 New York, NY 10021(2). . . .	7,890,758(3)			   37.1%

Bruce F. Failing, Jr.
 83 Pecksland Road
 Greenwich, CT 06831(2) . . .	3,145,637(4)			   14.8

Fidelity International Limited
 Pembroke Hall
 42 Crow Lane
 Hamilton, Bermuda . . . . . .	2,086,000(5)			     9.8

Michael B. Persky. . . . . . .	  103,000(6)   		           (7)

Morty Bachar . . . . . .	. . .       -- 			       --

Norman Tsang . . . . . . . . .    55,000(8)			      (7)

Paul Lavoie. . . . . . . . . .    12,500(8)

David Diamond. . . . . . . . .    19,125(9)		           (7)

Donald E. Zilkha . . . . . . .	   117,472(10)			      (7)


All executive officers and
 directors as a group
 (10 persons). . . . . . . . . 11,368,492(11)			   52.9

------------------
(1)	Except as otherwise indicated, as of April 1, 2000 all of
such shares are owned with sole voting and investment power.

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

(4)	Includes 1,318,489 shares beneficially owned by a trust
established for the benefit of Mr. Failing's children (as to which Leigh Q. Failing and Elizabeth F. Failing, Mr.
Failing's spouse and mother, respectively, act as co-trustees), 168,318 shares beneficially owned by Elizabeth Z. Failing, Mr. Failing's sister, and 20,000 shares beneficially owned jointly by Mr. Failing and his spouse.

(5)	In a Statement on Schedule 13G filed with the Securities and
Exchange Commission by Fidelity International Limited
("FIL"), FIL has reported that it beneficially owns such shares as investment adviser or the parent of the investment adviser to a number of non-U.S. investment companies or investment trusts.

(6)	Includes 100,000 shares issuable upon exercise of stock
options granted by the Company exercisable within 60 days of April 1, 2000.

(7)	Less than one percent.

(8)	Represents shares issuable upon exercise of stock options
granted by the Company exercisable within 60 days of April
1, 2000.

(9)  	Represents (i) 1,000 shares beneficially owned jointly by
Mr. Diamond and his wife, and (ii) 18,125 shares issuable upon exercise of stock options granted by the Company exercisable within 60 days of April 1, 2000.

(10)	Includes 20,000 shares issuable upon exercise of stock
options granted by the Company exercisable within 60 days of April 1, 2000.

(11) Includes 205,625 shares issuable upon exercise of stock options granted by the Company exercisable within 60 days of April 1, 2000.

	Messrs. Garfinkle and Failing, together with certain family trusts and partnerships, and Mr. Failing's sister (each, together with his related parties, a "Stockholder Group"), are parties to an agreement dated March 1993, as amended (the "Restated Stockholder Agreement"), under which: (i) both Stockholder Groups have agreed that, through the year 2003, they will use their best efforts to provide that the Board of Directors of the Company will consist of not more than seven directors, six of whom (or such lesser number equivalent to the then current number of directors) will be designated by Mr. Garfinkle and Mr. Failing in proportion to the respective beneficial holdings of shares of Common Stock of the Garfinkle Stockholder Group and the Failing Stockholder Group, (ii) except for sales effected pursuant to Rule 144 and transfers to affiliates, family members or related trusts, no such Stockholder Group may transfer any shares of Common Stock to any third party without first offering such shares to the other Stockholder Group at the same price as offered by such third party, (iii) through the year 2003, in the event a Stockholder Group proposes to transfer shares of Common Stock to a third party in a transaction pursuant to which control of the Company would change, the other Stockholder Group will have the right, on the same terms, to participate in such transaction, and (iv) through the year 2003, Mr. Garfinkle has the option to acquire at fair market value all shares held by the Failing Stockholder Group upon the death or incapacity of Mr. Failing, which option may be assigned to the Company, subject to the Company's acceptance of such option. Such arrangements terminate in the event either Stockholder Group owns less than ten percent of the outstanding Common Stock, or if Messrs. Garfinkle and Failing are unable to elect at least a majority of the Board of Directors of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND
          RELATED TRANSACTIONS
    	     -------------------------

	At April 1, 2000, Norton Garfinkle, Chairman of the Board and a director of the Company, together with two affiliated limited partnerships, beneficially owned approximately 37.1% of the outstanding Common Stock of the Company, and Bruce F. Failing, Jr., Vice Chairman of the Board and Chief Executive Officer and a director of the Company, together with a trust established for the benefit of his children (as to which Mr. Failing's spouse and mother act as co-trustees), beneficially owned approximately 14.8% of the outstanding Common Stock of the Company. See "Item 11. Executive Compensation-Compensation Committee Interlocks and Insider Participation" above for information concerning certain demand and incidental registration rights relating to the Company's Common Stock held by Messrs. Garfinkle and Failing, and by Donald E. Zilkha (a director of the Company) and Paul A. Biddelman (who served as a director until June 1999), or their affiliates, and certain reimbursements by the Company to a company controlled by Mr. Garfinkle, which information is incorporated herein by reference.

	During the year ended December 31, 1999, as a result of the advances by the Connecticut Development Authority (the "CDA") under the Company's convertible note (the "CDA Note"), and the exercisability of the Company's warrant (the "CDA Warrant") held by the CDA, the CDA was the beneficial owner of in excess of 5% of the outstanding Common Stock. Upon maturity in August 1999, the Company was indebted under the CDA Note in the aggregate principal amount of $5,000,000. Until repayment upon maturity, such amounts accrued interest, payable monthly, at a rate of 7.4% per annum (of which $227,000 was paid during the year ended December 31, 1999) and were secured by the assets of the Company. Such amounts were convertible into shares of Common Stock, at an adjusted conversion price calculated at $3.00 plus the average market price of the Common Stock during the twelve months prior to conversion. The CDA Warrant was exercisable through August 1999 with respect to 699,724 shares of Common Stock, at an adjusted price calculated at $2.58 plus the average market price of the Common Stock during the twelve months prior to exercise, and expired without exercise.

	In February 2000, in exchange for payments aggregating $6.5 million, the Company acquired 262,802 shares of the newly-created Series C Convertible Preferred Stock, $.0001 par value (the
"Senior Preferred Stock"), of NewCheck Corporation ("NewCheck"), together with NewCheck's 8% Convertible Promissory Note (the "Convertible Note") in the aggregate principal amount of approximately $4.6 million, convertible into an additional
613,205 shares of Senior Preferred Stock. The shares of Senior Preferred Stock acquired by the Company at closing represented approximately 19% of NewCheck's outstanding voting securities.
Mr. Failing is a director of NewCheck and his spouse, individually and as trustee, holds approximately 8% of the voting securities of NewCheck outstanding at closing, consisting of shares of Senior Preferred Stock acquired at closing and prior issued shares of NewCheck's Series B Preferred Stock, $.0001 par value (the "Junior Preferred Stock").

 NewCheck's Senior Preferred Stock: (i) is entitled, pursuant to its terms, to receive preferential dividends, payable in additional shares at the rate of 8% per annum on the liquidation preference per share; (ii) is redeemable, at a price equal to the greater of the original issue price or fair market value, upon specified dates; (iii) is convertible into shares of NewCheck's common stock, $.0001 par value (the "NewCheck Common Stock"), at the election of the holder, and is automatically converted in specified circumstances; (iv) in the event of specified events will, prior to other series of preferred stock, receive an amount equal to its liquidation preference (calculated initially as capital invested), and then participate on an "as converted" basis with the NewCheck Common Stock, and other participating series, in remaining amounts available for distribution; and (v) carries a number of votes equal to the number of shares of NewCheck Common Stock issuable upon conversion, and votes together with the NewCheck Common Stock and other voting securities of NewCheck.

 The Convertible Note accrues interest, payable at maturity, at the per annum rate of 8%, matures on the fifth anniversary of issue, is repayable (together with interest) in shares of Senior Preferred Stock at the election of NewCheck, and is convertible after two years (and earlier in specified circumstances) into shares of Senior Preferred Stock. As a condition to closing, the Junior Preferred Stock was amended so as to allow the senior preferences of the Senior Preferred Stock, reduce the liquidation preference of the Junior Preferred Stock, provide holders the right to participate in the proceeds of specified events, and eliminate certain covenants and other arrangements accruing to the benefit solely of the Junior Preferred Stock.

 The Company and NewCheck have also entered into a management agreement under which, for an initial term of five years, the Company will manage NewCheck's operations, in exchange for continuing reimbursements to the Company of the costs of performance and issuance to the Company at closing of ten-year warrants, exercisable after the first year to acquire shares of NewCheck Common Stock equal to approximately 16% of NewCheck's voting securities outstanding at closing (giving effect to such warrants and to the conversion of the Convertible Note). The Company received additional ten-year warrants that vest with respect to specified percentages of the outstanding NewCheck Common Stock in the event the equity value of NewCheck exceeds specified levels during the three years after closing. NewCheck's arrangements with the Company and the other subscribers at closing extend, among other matters, to demand and incidental registration rights covering NewCheck's securities and rights-of-first offer regarding new issues of securities by NewCheck.

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

Dated: April 25, 2000			ELECTRONIC RETAILING SYSTEMS
                							  INTERNATIONAL, INC.



By s/Jerry McAuliffe
		-------------------------
  Jerry McAuliffe
	   Vice President, Chief
	   Financial Officer

		Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature 				            Title		 			        Date

	                              								      April 25, 2000
Bruce F. Failing, Jr.*
----------------------
Bruce F. Failing, Jr.  Vice Chairman of the
             			  	    Board and Principal
			     	              Executive Officer

s/Jerry McAuliffe
----------------------					                   April 25, 2000
Jerry McAuliffe		      Vice President and
 		       	            Principal Financial
                       and Accounting
	                      Officer


David Diamond*           					                April 25, 2000
----------------------
David Diamond		         Director

Norton Garfinkle*	 					                      April 25, 2000
----------------------
Norton Garfinkle		      Director



Donald E. Zilkha*    					                    April 25, 2000
----------------------
Donald E. Zilkha		      Director




*By s/Jerry McAuliffe
   -----------------------
   Jerry McAuliffe
   (Attorney-in-Fact Pursuant
   to Power of Attorney on
   file with the Securities
   and Exchange Commission)