Form 10-Q
period 2000-03-31
ELECTRONIC RETAILING SYSTEMS INTERNATIONAL INC
filed 2000-05-15
CIK 898747

=================================================================
	FORM 10-Q
	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C. 20549

	  X  	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	-----	    OF THE SECURITIES EXCHANGE ACT OF 1934

			For the quarterly period ended March 31, 2000

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

			YES    X    	  NO
			    -------	     -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

	Class			        Outstanding at April 30, 2000
----------------------	   -----------------------------
Common Stock, $.01 par value	       21,252,637 shares

=================================================================

	Electronic Retailing Systems International, Inc.

	Form 10-Q

	Contents

											Page
Number
	PART I. Financial Information

	Item 1.	Financial Statements

			Condensed Consolidated Balance Sheet--
			   March 31, 2000 and December 31, 1999		3

			Condensed Consolidated Statement of
			   Operations--Three Months Ended
			   March 31, 2000 and 1999				5

			Condensed Consolidated Statement of Cash
			   Flows--Three Months Ended March 31,
			   2000 and 1999						7

			Notes to Condensed Consolidated Financial
			  Statements							8

	Item 2.	Management's Discussion and Analysis of
			  Financial Condition and Results of
			  Operations							13

	Item 3.	Quantitative and Qualitative Disclosures
			   About Market Risk						21

	PART II. Other Information

	Item 6.	Exhibits and Reports on Form 8-K			22

	SIGNATURES										23

	INDEX TO EXHIBITS								24

	Electronic Retailing Systems International, Inc.
	Condensed Consolidated Balance Sheet
	(in thousands except per share and share amounts)
								March 31,		December 31,
								  2000  		    1999
								---------		------------
								(unaudited)
Assets
Current assets
	Cash and cash equivalents	$  23,870	$ 37,386
	Accounts receivable	    1,721         2,304
	Inventories	    3,703	   3,772
	Prepayments and other current
    assets	      318           765
				---------	--------
		Total current assets	   29,612	  44,227
				---------      --------
Equipment	    4,639         4,802
	Accumulated depreciation	   (2,431)       (2,287)
				---------	--------
	Net equipment	    2,208         2,515
				---------      --------
Other non-current assets	    3,418         2,774
Note receivable	    4,550	      --
				---------      --------
Total assets	$  39,788	$ 49,516
				=========	========
Liabilities and Stockholders'
 Deficit
Current liabilities

	Accounts payable and accrued
   expenses	$  1,736	$  2,557
 	Deferred revenue	     392	     505
 Interest payable	   1,664	      --
				--------	--------
		Total current liabilities	   3,792 	   3,062
				--------       --------
Long-term debt
	Senior Discount Notes, 13.25%	  74,673	  98,207
				--------       --------
Common stock purchase warrants	   5,100	   5,100
				--------	--------
Stockholders' deficit
 Common stock (par value $0.01 per
  share; 35,000,000 authorized,
  21,249,447 shares issued and
  outstanding in 2000 and 1999)	     212            212
 Additional paid-in capital	  51,374	  51,374
 Accumulated deficit	 (95,363)	(108,439)
				--------	--------
 Total stockholders' deficit	 (43,777)	 (56,853)
				--------	--------

Total liabilities and stockholders'
 deficit	$ 39,788	$ 49,516
				========	========


See accompanying notes to condensed consolidated financial statements

Electronic Retailing Systems International, Inc.
Condensed Consolidated Statement of Operations
(in thousands, except per share amounts)
(Unaudited)
         						  Three Months Ended
								       March 31,
								-------------------------
								  2000		 1999
								---------	    ---------
Revenues
   Product sales					$    736	    $   637
   Maintenance				   	     288	        161
								--------	    -------
		Total revenues			  	   1,024	        798
								--------	    -------
Costs of goods sold
   Product sales					     864	      1,294
   Maintenance						103	        165
								--------	    -------
		Total cost of goods sold		 	967	      1,459
								--------	    -------
   Gross profit ( loss)				 57	       (661)
								--------	    -------
Operating expenses
 Selling, general and administrative	   1,964	      2,989
 Research and development		        1,104	      1,138
 Depreciation and amortization	           88           96
								--------	   --------
  	Total operating expenses		   3,156 	      4,223
								--------	   --------
   Loss from operations			  (3,099)	     (4,884)
								--------	   --------
Other income (expenses)
   Interest income				     481	        713
   Interest expense				  (2,725)	     (4,593)
   Equity investment				    (537)		    --
   Loss on disposals				      (3)	         (8)
								--------	   --------
	Total other expenses, net		  (2,784)	     (3,888)
								--------	   --------
   Loss before extraordinary gain	$ (5,883)	   $ (8,772)
        on extinguishment of debt
  Extraordinary item
       Gain on extinguishment of debt  18,959     	    --

  Net income (loss) 				 $13,076	   $ (8,772)
								 =======	   ========
Earnings (loss) per share:
  Weighted average common shares
    outstanding (for basic and
    diluted)  	  21,286       21,249
		  		 ========     ========


Loss per share before extra-
    ordinary item	$  (0.28)     $  (0.41)
  Extraordinary item	$   0.89      $     --
  Basic and diluted earnings
    (loss) per share	 $  0.61	  (0.41)
				========      =========


See accompanying notes to condensed consolidated financial statements

Electronic Retailing Systems International, Inc.
Condensed Consolidated Statement of Cash Flows
(in thousands)
(Unaudited)
				   Three Months Ended
				        March 31,
				------------------------
			 	 2000          1999
				------		------
Cash Flows Used in Operating Activities:
  Net income (loss)	$13,076		    ($8,772)
  Other adjustments to reconcile
  net income (loss) to net cash used in
  operating activities	(15,884)	  	    6,649
				-------		  -------
Cash used in operating activities	 (2,808)	     (2,123)
				-------	     ------
Cash Flows Used in Investing Activities:
  Capital expenditures	    (96)	       (609)
Disposal of fixed assets	      3	         12
Note Receivable	 (4,550)	         --
Investment in PSI 	 (1,413)           --
				-------	    -------
Cash used in investing activities	 (6,056)	       (597)
				-------	    -------
Cash Flows from Financing Activities:
  Cash used for early debt retirement	 (4,652)	    	     --
				-------	    -------
Net decrease in cash and cash
    equivalents	(13,516)	     (2,720)
				-------       -------
Cash and cash equivalents at beginning
  of period	 37,386	     63,877
				-------       -------
Cash and cash equivalents at end of
  period		$23,870	    $61,157
				=======	    =======




See accompanying notes to condensed consolidated financial statements

	Electronic Retailing Systems International, Inc.
	Notes to Condensed Consolidated Financial Statements
	March 31, 2000
	(Unaudited)

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

	The Company has sustained net losses and negative cash flows from operations since its inception and management expects these conditions to continue through the year ending December
31, 2000. Management believes that existing resources will enable the Company to fund operations into the second quarter of 2001; thereafter, the Company may need to raise additional long-term financing to support operations and service debt.
There can be no assurance that additional financing would be available on terms reasonable to the Company. In the event that the Company were unable to raise any required additional financing, the Company's operations would need to be scaled back or discontinued.

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

	In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Electronic Retailing Systems International, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2000
(Unaudited)


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

Note 3 -Inventories:

	Inventories are stated at the lower of cost (determined on a first in, first out basis) or market value. Inventories at March 31, 2000 consist of $1,953,000 of materials and supplies and $1,750,000 of finished goods. Inventories at December 31, 1999 consisted of $2,000,000 of materials and supplies and $1,772,000 of finished goods. Inventories in excess of expected requirements due to new product introductions or product enhancements are expensed currently.

Note 4 -Debt and Common Stock Purchase Warrants:

	In August 1999, the Company repaid to the Connecticut Development Authority (the "CDA"), in accordance with its terms, an aggregate of $5,000,000 principal amount of indebtedness. In August 1999, warrants to purchase 699,724 shares (as adjusted) of Common Stock, held by the CDA expired without exercise. If the Company relocates outside of Connecticut before 2004, the Company remains obligated to pay a penalty to the CDA of $250,000.

Electronic Retailing Systems International, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2000
(Unaudited)


	In January 1997, the Company completed the sale, in a private offering (the "Private Placement"), of 147,312 Units
("Units") consisting of $147,312,000 principal amount at maturity of 13.25% Senior Discount Notes due February 1, 2004
(the "Senior Discount Notes") together with warrants to purchase an aggregate of 2,538,258 shares of Common Stock, at an exercise price of $5.23 per share, exercisable from the period commencing on the first anniversary of closing through February 1, 2004.

	The Units were sold to investors at a price aggregating $100 million, representing a yield to maturity on the Senior
Discount Notes of 13.25%. No cash interest accrued on the Senior Discount Notes prior to February 1, 2000. Interest will be payable thereafter on the outstanding Senior Discount
Notes on February 1 and August 1 of each year commencing
August 1, 2000. The Senior Discount Notes are non-callable prior to February 1, 2001. Upon specified change in control events, each holder has the right to require the Company to purchase its Senior Discount Note at a specified price. The net proceeds to the Company from the Private Placement approximated $95 million.

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

	With the consummation of the Private Placement in January 1997, the Company commenced recording interest on the outstanding Senior Discount Notes on an amount equal to the gross proceeds from the Private Placement plus prior recorded and unpaid interest at the annual rate of 13.25%. Additional interest expense is being recorded as a result of the amortization of the discount recorded on the Senior Discount Notes (for value attributed to the warrants) and the amortization of the costs of issuance.

	During the fourth quarter of 1999, the Company engaged Jefferies & Co. and BNY Capital Markets, Inc. to advise it in connection with the development or consideration of proposals relating to the Senior Discount Notes. During the fourth quarter of 1999, the Company repurchased: (i) $45.25 million aggregate principal amount at maturity of Senior Discount Notes in open market transactions from holders not affiliated with the Company for an aggregate purchase price of $7.01 million; and (ii) $1.095 million aggregate principal amount

Electronic Retailing Systems International, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2000
(Unaudited)


	at maturity of Senior Discount Notes as the result of a tender offer by the Company for an aggregate purchase price of $.170 million. The Company incurred $818,000 in transaction fees related to these purchases. During the first quarter of 2000, the Company repurchased $24.549 million aggregate principal amount at maturity of Senior Discount
Notes in open market transactions from holders who were not affiliated with the Company for an aggregate purchase price of $4.65 million. The Company continues to be engaged in the development and consideration of proposals with respect to the Senior Discount Notes intended to enhance the Company's long-term liquidity, but there can be no assurance that any such proposal will be implemented.

	Long-term debt as of March 31, 2000 and December 31, 1999 was comprised of 13.25% Senior Discount Notes totaling
$74,673,000 and $98,207,000, respectively.

Note 5 - Agreements with NewCheck Corporation

On February 11, 2000, in exchange for payments aggregating $6.5 million, the Company acquired 262,802 shares of the newly-created Series C Convertible Preferred Stock, $.0001 par value (the "Senior Preferred Stock"), of NewCheck Corporation ("NewCheck"), together with NewCheck's 8% Convertible Promissory Note (the "Convertible Note") in the aggregate principal amount of approximately $4,550,000, convertible into an additional 613,205 shares of Senior Preferred Stock. NewCheck is engaged in the development and commercialization of retailing productivity solutions for use in supermarkets and other retail environments similar to those addressed by the Company's system. The shares of Senior Preferred Stock acquired by the Company at closing represented approximately 19% of NewCheck's outstanding voting securities. This investment is being accounted for under the equity method of accounting.

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

Electronic Retailing Systems International, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2000
(Unaudited)


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

Note 6 -New Accounting Standard:

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

	In December of 1999, the staff of the Securities and Exchange Commission issued its Staff Accounting Bulletin ("SAB") No.
101 "Revenue Recognition in Financial Statements". SAB No.
101, as amended, provides guidance on the measurement and timing of revenue recognition in financial statements of public companies. Changes in accounting policies to apply the guidance of SAB No. 101 must be adopted by recording the cumulative effect of the change in the fiscal quarter ending
June 30, 2000.  Management has not yet determined the effect
SAB No. 101 will have, if any, on its accounting policies or the amount of the cumulative effect to be recorded from adopting SAB No. 101.

Item 2. Management's  Discussion And Analysis Of Financial
 	    Condition And Results Of Operations

Overview

The market for electronic shelf labeling ("ESL") systems is in the development stage, and the Company estimates that, as of March 31, 2000, approximately 200 stores in the United States were operating such systems, out of a potential market in excess of 100,000 supermarkets and other stores. As a result, market acceptance of and demand for these systems are subject to a high level of uncertainty. The Company's success will depend upon the rate at and extent to which retailers choose to install ESL systems throughout their stores. The initial acceptance and rate of installation by retailers may be affected by numerous factors beyond the Company's control, including the customer's assessment of the benefits of and the need for ESL systems and the customer's available capital resources, and there can be no assurance that supermarket chains will choose to install ESL systems in a significant number of stores.

Since its inception in 1990, the Company has been engaged primarily in the development, design, market testing and, more recently, sale of the ERS ShelfNet System. The Company subcontracts to third parties the manufacture and assembly of the components comprising the ERS ShelfNet System. In addition, the Company engages unaffiliated parties to augment its internal development resources and to assist it in the continued development of the ERS ShelfNet System. The Company has never been profitable and has incurred significant net operating losses and negative cash flow from operations to date. Since inception and through March 31, 2000, the Company has generated cumulative revenues of $23.9 million, and has incurred a cumulative net loss of approximately $169.5 million (prior to recording extraordinary gains in 1999 and 2000 of $34.6 million and 19.0 million, respectively, in connection with the Company's acquisition of Senior Discount Notes). The Company expects losses and negative cash flow from operations to continue in the current fiscal year, and the accumulated deficit to increase, while the Company concentrates on the foregoing activities and unless it has established a sufficient revenue generating customer base.

The Company historically has marketed the ERS ShelfNet System for sale at prices generally in excess of $100,000 per store. The purchase of an ESL system from the Company has therefore represented a significant capital expenditure for capital-constrained retailers. The Company has also marketed its ERS ShelfNet System on a fee based arrangement under its SayGo Plan. The Company intends to continue, during its current fiscal year, to develop additional strategies to accelerate market recognition and acceptance of the system and its benefits, but there can be no assurance that any such approaches will be material to the determination of additional retailers to install the Company's system in the emerging market for ESLs.

In February 2000, the Company acquired an interest in NewCheck
Corporation ("NewCheck"), of Jacksonville, Florida, which also does business under the name of Productivity Solutions, Inc.

NewCheck is engaged in the development and commercialization of retailing productivity solutions for use in supermarkets and other retail environments similar to those addressed by the Company's system. Under a management agreement extended to NewCheck, the Company manages NewCheck's operations within the parameters of a business plan authorized by NewCheck's board of directors.

In order to pursue its business strategy, the Company has incurred substantial indebtedness. As of March 31, 2000, the Company had outstanding $76.4 million principal amount at maturity of its Senior Discount Notes, following the acquisition by the Company during fourth quarter 1999 and first quarter 2000 of an aggregate of $70.9 million principal amount at maturity of Senior Discount Notes. As a result of its high degree of leverage (and as more fully-described below under "Liquidity and Capital Resources"):
(i) a substantial portion of the Company's cash flow from operations, if any, will be required to be dedicated to the Company's interest expense obligations and may not be available to the Company for its operations, working capital, capital expenditures or other purposes, (ii) the Company's ability to obtain financing that may be needed may be limited, (iii) the Company's flexibility to adjust to changing market conditions and ability to withstand competitive pressures as compared to less highly-leveraged competitors could be limited (including by reason of the covenants contained in the Company's debt instruments), and
(iv) the Company may be more vulnerable to downturns in general economic conditions or in its business or be unable to undertake capital expenditures that are important for its growth strategy, any of which could have a material adverse effect on the Company and its ability to make payments of principal of, and interest on, its indebtedness.

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

Results of Operations

Revenues. During the three month period ended March 31, 2000, the Company's total revenues were $1,024,000 compared to $798,000 in the corresponding quarter in 1999. The increase in revenues in 2000 compared to 1999 reflects the impact of the Company's increased sales activity. In the first quarter of 2000, the Company recorded sales of four systems; in the comparable period in 1999 sales of two systems were recorded and five systems were placed under the Company's SayGo Plan under which the Company recognizes revenues as monthly usage and other fees are billed to customers.

In the three month period ended March 31, 2000, revenues were concentrated among four significant customers within the supermarket industry comprising 90% of total revenues. For the three month period ended March 31, 1999, revenues were concentrated among two significant customers comprising 88% of total revenues.

Maintenance revenues for the three months ended March 31, 2000 increased to $288,000 from $161,000 in the corresponding 1999 period, reflecting increased maintenance and billable service activity from a larger customer base of installations.

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

Cost of goods sold decreased to $967,000 for the three months ended March 31, 2000, from $1,459,000 for the three months ended March 31, 1999. The gross profit increased in the first quarter of 2000 to 6% of total revenues, from a gross loss (cost of goods sold in excess of revenues) of 83% in the comparable 1999 period. The increase in gross profit percentage is the result of lower warranty maintenance costs during the first quarter of 2000. Additionally, inventory reserves decreased during the three months ended March 31, 2000 from the comparable period in 1999.

Warranty and maintenance expenses included in cost of goods sold decreased to $103,000 in the three months ended March 31, 2000 compared to $165,000 for the same period in 1999. The Company anticipates that future warranty and maintenance expenses per installation will decrease as a greater percentage of the installed base consists of wireless installations, and that the cost of goods sold as a percentage of revenues will decrease as a result of higher manufacturing volumes of its components and as the installation process is improved.

Selling, General and Administrative. Selling, general and administrative costs consist of costs associated with selling and administrative staff, overhead, market research and development, and customer service personnel. Selling, general and administrative costs decreased to $1,964,000 for the three month period ended March 31, 2000, compared to $2,989,000 for the same period in 1999. These decreases reflect a decrease in compensation related expense from 1999 resulting from an overall decrease in employee headcount, reimbursement of certain operating expenses under the management agreement with NewCheck and other general cost reductions.

Research and Development. Research and development expenses were $1,104,000 for the three month period ended March 31, 2000 compared to $1,138,000 for the same period in 1999. Such decreases reflect a small reduction in hardware and software engineering activities.

Interest Income. Interest income decreased to $481,000 for the three month period ended March 31, 2000, compared to $713,000 for the same period in 1999, due to the decreased cash and cash equivalents available for investment.

Interest Expense. Interest expense decreased to $2,725,000 for the three month period ended March 31, 2000, compared to $4,593,000 for the same period in 1999. Interest expense in 1999 included interest on amounts borrowed from the Connecticut Development Authority ("CDA"), which matured in August 1999, and, in both 1999 and the current year, non-cash interest on the Senior Discount Notes, certain of which were acquired during the fourth quarter of 1999 and first quarter of the current year as described below. With the consummation in January 1997 of the private sale (the "Private Placement") of 147,312 units (the "Units") each consisting of Senior Discount Notes with a principal amount at maturity of $1,000 and one warrant (collectively the "1997 Warrants") to purchase 17.23 shares of Common Stock, the Company commenced recording interest on an amount equal to the gross proceeds from the Private Placement plus prior recorded and unpaid interest at the annual rate of 13.25%. Additional expense is being recorded as a result of the amortization of the discount recorded on the Senior Discount Notes (for value attributed to the 1997 Warrants) and the amortization of costs of issuance.

Income Taxes. The Company has incurred net losses since inception which have generated net operating loss carryforwards for federal income tax purposes of approximately $63.6 million which are available to offset future taxable income and expire through the year 2013. In consideration of the Company's accumulated losses and the uncertainty of its ability to utilize any future tax benefits resulting from these losses, the impact of this potential tax benefit has been eliminated in the Company's unaudited condensed consolidated financial statements. During the fourth quarter of 1999 and the first quarter of the current year, the Company's net operating loss carryforwards were reduced as a consequence of the Company's recognition of extraordinary gain as hereinafter described and after utilizing the Company's operating loss to offset such gain for tax purposes.

Extraordinary Gain. In the first quarter of 2000, the Company recognized an extraordinary gain of $18,959,000 as the result of the acquisition of $24.549 million principal amount at maturity of Senior Discount Notes for a cost of $4,652,000, net of fees. The extraordinary gain is net of transaction fees of $247,000 and the write off of $625,000 of debt issuance costs. These acquisitions followed the acquisition of $45.25 million principal amount at maturity of Senior Discount Notes during the fourth quarter of 1999.

Liquidity and Capital Resources

As of March 31, 2000, the Company had net working capital of $25,820,000, reflecting cash and cash equivalents of $23,870,000, compared to net working capital of $41,165,000, reflecting cash and cash equivalents of $37,386,000 at December 31, 1999. The decrease in net working capital and in cash and cash equivalents resulted primarily from the funding of the Company's operations, the acquisition by the Company of certain of its Senior Discount Notes during the first quarter of 2000 and the Company's purchase of securities of NewCheck.

Net cash used in operations was $2,808,000 for the three months ended March 31, 2000, compared to net cash of $2,123,000 used for operating activities for the three months ended March 31, 1999, resulting primarily from the net losses (prior to accounting for the 2000 extraordinary gain of $18,959,000) of $5,883,000 and $8,772,000, respectively, for such period. In the first three months of 2000, the net cash used in operations also reflected a decrease in accounts receivable (net of allowance for doubtful accounts) of $583,000 a decrease in inventory (net of reserves) of $69,000 and an increase in interest receivable of $50,000 (arising from convertible debt of NewCheck held), compared to a decrease in accounts receivable (net of allowance for doubtful accounts) of $638,000 and an decrease in inventory (net of reserves) of $607,000 during the comparable period in 1999. In the first three months of 2000, the net loss included $799,586 of non-cash interest expense, compared to $4,203,000 of such expense in the prior year. During the three months ended March 31, 2000, the Company recorded a net profit of $13,076,000 after accounting for $18,959,000 of gain recognized upon acquisition by the Company of Senior Discount Notes.

Cash used in investing activities totaled $6,056,000 for the three months ended March 31, 2000 (consisting of an investment of $1,413,000 in NewCheck equity and $4,550,000 in NewCheck convertible debt), compared to $597,000 of cash used in investing activities for the three months ended March 31, 1999. Investing activities included capital expenditures of $96,000 and $609,000 for the three months ended March 31, 2000 and 1999, respectively.

In February 2000, in exchange for payments aggregating $6.5 million, the Company acquired shares of NewCheck's newly-created Series C Convertible Preferred Stock, $.0001 par value (the "Senior Preferred Stock"), representing approximately 19% of NewCheck's voting securities outstanding at closing, together with NewCheck's 8% Convertible Promissory Note (the "Convertible Note") in the aggregate principal amount of $4.55 million, convertible into additional shares of Senior Preferred Stock. NewCheck's Senior Preferred Stock is entitled, pursuant to its terms, to receive preferential dividends, payable semi-annually in additional shares of Senior Preferred Stock, at the rate of 8% per annum on the liquidation preference per share, which cumulate if not paid. The Senior Preferred Stock is redeemable, at a price equal to the greater of the original issue price or fair market value, upon specified dates, if so elected by the requisite vote of the Senior Preferred Stock. In the event of the liquidation or sale of, or specified business combinations involving, NewCheck, or in the event of other specified transactions or liquidity events, the Senior Preferred Stock will, prior to other series of preferred stock, receive an amount equal to its liquidation preference (calculated initially as capital invested), and then participate on an "as converted" basis with NewCheck's common stock, $.0001 par value ("NewCheck Common Stock"), and other participating series, in remaining amounts available for distribution.

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

Under the management agreement dated February 11, 2000 extended by the Company to NewCheck, the Company will manage NewCheck's operations and, in addition to warrants issued to the Company with respect to NewCheck Common Stock, the Company will be reimbursed for the costs of its performance.

To the extent the Company continues to offer its system under the SayGo Plan, in addition to pursuing maximum sales of the system, the Company will require substantial funds for manufacturing and carrying costs not initially covered by revenues calculated on the basis of usage fees paid by customers. Under the SayGo Plan, the Company will retain ownership of the system, which will be reflected as long-term assets on the Company's consolidated balance sheet and which will be depreciated on a straight-line basis over the shorter of their economic lines or five years.

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

Cash used in financing activities was $4,652,000 to acquire $24,549,000 principal amount at maturity of Senior Discount Notes
in the first three months of 2000.   In the first three months of
1999, the Company did not generate or use any cash in financing activities.

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

The Company utilizes sensitivity analysis, along with other techniques, as a basis for measuring the impacts that market risk exposure may have on the fair value of the Company's debt and financial instruments. If market interest rates were to increase immediately and uniformly by ten percent from levels at March 31, 2000, the decline in fair value of the portfolio would not be
material.   The Company's long-term term debt bears interest, for
the most part, at a fixed rate and, therefore, relative to its long-term debt, an immediate ten percent change in the market interest rates would not materially impact the Company's financial statements.

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

	Form 10-Q for the Three Months ended
March 31, 2000

	Part II-Other Information

PART II.  Other Information


Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

		(a)	Exhibits

			The exhibits filed or incorporated by reference as part of this Quarterly Report on Form 10-Q are listed on the attached Index to Exhibits.

		(b)	Current Reports on Form 8-K

			During the quarter ended March 31, 2000, the Company filed a Current Report on Form 8-K dated
February 11, 2000 reporting, under "Item 2.
Acquisition or Disposition of Assets" thereunder, the acquisition by the Company of its interest in NewCheck. No financial statements were included with such report.

	Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

						ELECTRONIC RETAILING SYSTEMS
						 INTERNATIONAL, INC.

May 15, 2000				s/Bruce F. Failing, Jr.
______________________ 		_____________________________
Date						Bruce F. Failing, Jr.
						Vice Chairman and Chief
						 Executive Officer


May 15, 2000				s/Jerry McAuliffe
______________________		____________________________
Date						Jerry McAuliffe
						Chief Financial Officer
						(principal financial and
						 accounting officer)

	Electronic Retailing Systems International, Inc.

	Form 10-Q for the Three Months Ended March 31, 2000

	Index to Exhibits

	Exhibit Number		Document Description
	--------------		--------------------

		27			Financial Data Schedule, which is
submitted electronically to the
Securities and Exchange Commission for
information only and is not filed.