Form 10-Q
period 2000-06-30
ELECTRONIC RETAILING SYSTEMS INTERNATIONAL INC
filed 2000-08-14
CIK 898747

=================================================================
	FORM 10-Q
	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C. 20549

	  X  	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	-----	    OF THE SECURITIES EXCHANGE ACT OF 1934

			For the quarterly period ended June 30, 2000

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

			YES    X    	  NO
			    -------	     -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

	Class			                     Outstanding at July 31, 2000
----------------------	        ----------------------------
Common Stock, $.01 par value	        21,293,073 shares

=================================================================

	Electronic Retailing Systems International, Inc.

	Form 10-Q

	Contents

										Page Number
	PART I. Financial Information

	Item 1.	Financial Statements

			Condensed Consolidated Balance Sheet--
			   June 30, 2000 and December 31, 1999		       3

			Condensed Consolidated Statement of
			   Operations--Three and Six Months Ended
			   June 30, 2000 and 1999					                 4

			Condensed Consolidated Statement of Cash
			   Flows-Six Months Ended June 30,
			   2000 and 1999						                         5

			Notes to Condensed Consolidated Financial
			  Statements							                            6

	Item 2.	Management's Discussion and Analysis of
			  Financial Condition and Results of
			  Operations							                            11

	Item 3.	Quantitative and Qualitative Disclosure
			  About Market Risk						                      16

	PART II. Other Information

	Item 2.	Changes in Securities and Use of Proceeds	17

	Item 6.	Exhibits and Reports on Form 8-K			       17

	SIGNATURES										                              18

	INDEX TO EXHIBITS								                         19

	Electronic Retailing Systems International, Inc.
	Condensed Consolidated Balance Sheet
	(in thousands except per share and share amounts)
								                     June 30,		       December 31,
                    								  2000  		           1999
                   	 		 				---------		       ------------
								(unaudited)
Assets
Current assets
	Cash and cash equivalents	$  21,047	         $ 37,386
	Accounts receivable, net	     2,781             2,304
	Inventories, net	             2,856	            3,772
	Prepayments and other current
    assets	                      935               765
                       				---------	         --------
		Total current assets	       27,619	           44,227
                       				---------          --------
Equipment	                     4,331             4,802
	Accumulated depreciation 	   (2,343)           (2,287)
                       				---------	         --------
	Net equipment	                1,988             2,515
                       				---------          --------
Other non-current assets	      2,752             2,774
Note receivable 	              4,550	             --
                       				---------	         --------
Total assets	              $  36,909	         $ 49,516
                       				=========	         ========
Liabilities and Stockholders'
 Deficit
Current liabilities
	Accounts payable and accrued
   expenses	                $  1,658	         $  2,557
 Deferred revenue	               360	              505
 Interest payable	             4,153	            --
                        				--------	         --------
		Total current liabilities	   6,171 	           3,062
	                        			--------          --------
Long-term debt
	Senior Discount Notes,
    13.25%	                   74,803	           98,207
                        				--------          --------
Common stock purchase warrants	   5,100	         5,100
                       				--------	          --------
Stockholders' deficit
 Common stock (par value $0.01 per
  share; 35,000,000 authorized,
  21,293,073 shares issued and
  outstanding in 2000 and 1999)     212            212
 Additional paid-in capital	  51,374	           51,374
 Accumulated deficit	       (100,751)         (108,439)
                        				--------	         --------
 Total stockholders' deficit (49,165)          (56,853)
                        				--------	         --------
Total liabilities and stockholders'
 deficit	                   $ 36,909	         $ 49,516
                        				========	         ========

See accompanying notes to condensed consolidated financial statements

Electronic Retailing Systems International, Inc.
Condensed Consolidated Statement of Operations
(in thousands, except per share amounts)
(Unaudited)
             				   	   Three Months Ended	 	Six Months Ended
					                       June 30,            June 30,
                 					--------------------		 -----------------
                					  2000  	    1999 		      2000       1999
              		  			---------	  --------		   ---------	--------
Revenues
  Product sales	  		$   1,293	   $     671		  $   2,029	$   1,308
  Maintenance			          270	         239		        558	      400
               					---------	   ---------		  ---------	---------
	Total revenues		       1,563	         910		      2,587	    1,708
               					---------	   ---------		  ---------	---------
Costs of goods sold
  Product sales			      1,267	       1,135	  	    2,131	    2,429
  Maintenance			           95	         180		        198	      345
               					---------	   ---------		  ---------	---------
  Total cost of goods sold	    1,362	    1,315		    2,329	    2,774
					               ---------	   ---------		  ---------	---------
	Gross profit (loss)	    201	        (405)	  	      258	   (1,066)
                			---------	    ---------	   ---------	---------
Operating expenses
  Selling, general and
   Administrative			   1,557	       2,593		      3,521	    5,582
  Research and development	   1,107	    1,447		    2,211	    2,586
   Depreciation and amorti-
   zation		       		      78	          99		        166	      195
               					--------	   ---------	  	---------	---------
    Total operating expenses	   2,742 	    4,139		    5,898	    8,363
               					--------	   ---------		  ---------	---------
	Loss from operations	 (2,541)	   (4,544)		   (5,640)	   (9,429)
					               --------	   ---------		  ---------	---------
Other income (expenses)
  Interest income		      438	        703	  	     919	    1,416
  Interest expense		  (2,756)	    (4,689)	     (5,481)  (9,282)
  Gain/Loss on disposals               1           (4)      (2)        (12)
  Loss on Equity investment         (530)				   (1,067)
              					--------	   ---------		   ---------	---------
Total other expenses, net	  (2,847)	   (3,990)		   (5,631)	   (7,878)
					--------	---------		---------	---------
  Loss before extraordinary
   item			        (5,388)      (8,534)          (11,271)    (17,307)

 Extraordinary item
  Gain on extinguishment of
    Debt				    --        --  	         18,959        --
					--------	---------		---------	---------
	Net income (loss)		$ (5,388)	$  (8,534)		$   7,688   $ (17,307)
					========	=========		=========	=========
Earnings per share
  Weighted average common
    Shares outstanding		  21,290	   21,252 		   21,288     21,251
					========	=========		=========	========
		Basic and diluted net (loss)
       Per common share before
 		Extraordinary item	$  (0.25)	$   (0.40)		$   (0.53)	$ (0.81)

		Basic and diluted net income
	  (loss) per common share     	$  (0.25)   $   (0.40)	$     .36	$ (0.81)
				========	=========	=========	=======
See accompanying notes to condensed consolidated financial statements

Electronic Retailing Systems International, Inc.
Condensed Consolidated Statement of Cash Flows
(in thousands)
(Unaudited)
                                    				   Six Months Ended
                                   				        June 30,
                                    				------------------------
                                     			 	 2000          1999
                                      				------	       ------
Cash Flows Used in Operating Activities:
  Net income (loss)	                      $ 7,688	      ($17,307)
  Other adjustments to reconcile
  net income (loss) to net cash used in
  operating activities	                   (12,718)	       11,240
                                      				-------	       -------
Cash used in operating activities	         (5,030)	       (6,067)
                                      				-------	       -------
Cash Flows Used in Investing Activities:
  Capital expenditures	                      (159)	         (987)
  Disposal of fixed assets	                     2	            15
Note Receivable	                           (4,550)	          --
  Investment in PSI	                       (1,950)	          --
                                      				-------	       -------
Cash used in investing activities	         (6,657)	         (972)
                                      				-------	       -------
Cash Flows from Financing Activities:
  Cash used for early debt retirement	     (4,652)	          --
                                      				-------      	 -------
Net decrease in cash and cash
    equivalents	                          (16,339)	       (7,039)
                                      				-------        -------
Cash and cash equivalents at beginning
  of period	                               37,386	        63,877
                                      				-------        -------
Cash and cash equivalents at end of
  period		                                $21,047	       $56,838
                                      				=======	       =======




See accompanying notes to condensed consolidated financial statements


	Electronic Retailing Systems International, Inc.
	Notes to Condensed Consolidated Financial Statements
	June 30, 2000
	(Unaudited)

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

	In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

Electronic Retailing Systems International, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2000
(Unaudited)

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

	The Company has sustained net losses and negative cash flows from operations since its inception and management expects these conditions to continue through the year ending December
31, 2000. Following the second quarter of 2000 and as described under Note 7, in order to enhance long-term liquidity the Company used $13.8 million in cash and issued certain additional securities in exchange for all of its outstanding 13-1/4% Senior Discount Notes due 2004. As a result, management believes that existing resources will enable the Company to fund operations into the second quarter of 2001, after which there is uncertainty about the Company's ability to continue to conduct its operations as a going concern. Accordingly, the Company will need to raise additional long-term financing to support operations and service debt and eliminate such uncertainty. Management's plans with respect to these issues include a proactive effort to seek new financing, but there can be no assurance that such financing would be available on terms reasonable to the Company. In the event that the Company were unable to raise any required additional financing, the Company's operations would need to be scaled back or discontinued.

Note 3 -Inventories:

	Inventories are stated at the lower of cost (determined on a first in, first out basis) or market value. Inventories at June 30, 2000 consist of $1,854,000 of materials and supplies and $1,002,000 of finished goods. Inventories at December 31, 1999 consisted of $2,000,000 of materials and supplies and $1,772,000 of finished goods. Inventories in excess of expected requirements due to new product introductions or product enhancements are expensed currently.

Electronic Retailing Systems International, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2000
(Unaudited)


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

	In January 1997, the Company completed the sale, in a private offering (the "Private Placement"), of 147,312 Units
("Units") consisting of $147,312,000 principal amount at maturity of 13.25% Senior Discount Notes due February 1, 2004
(the "Senior Discount Notes") together with warrants to purchase an aggregate of 2,538,258 shares of common stock, $.01 par value ("Common Stock") at an exercise price of $5.23 per share, exercisable from the period commencing on the first anniversary of closing through February 1, 2004.

	The Units were sold to investors at a price aggregating $100 million, representing a yield to maturity on the Senior
Discount Notes of 13.25%. No cash interest accrued on the Senior Discount Notes prior to February 1, 2000. The Senior
Discount Notes provided for interest to be payable thereafter on February 1 and August 1 of each year commencing August 1, 2000. The Senior Discount Notes were to be non-callable prior to February 1, 2001. Upon specified change in control events, each holder had the right to require the Company to purchase its Senior Discount Note at a specified price. The net proceeds to the Company from the Private Placement approximated $95 million.

	The indenture under which the Senior Discount Notes were issued placed limitations on operations and sales of assets by the Company or its subsidiaries, required maintenance of certain financial ratios in order for the Company to incur additional indebtedness (subject to specified exceptions), required the delivery by the Company's subsidiaries of guaranties if specified debt was subsequently incurred by such subsidiaries, and limited the Company's ability to pay cash dividends or make other distributions to the holders of its capital stock or to redeem such stock.

Electronic Retailing Systems International, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2000
(Unaudited)

	With the consummation of the Private Placement in January 1997, the Company commenced recording interest on the outstanding Senior Discount Notes on an amount equal to the gross proceeds from the Private Placement plus prior recorded and unpaid interest at the annual rate of 13.25%. Additional interest expense has been recorded as a result of the amortization of the discount recorded on the Senior Discount Notes (for value attributed to the warrants) and the amortization of the costs of issuance.

During the fourth quarter of 1999, the Company repurchased:
(i) $45.25 million aggregate principal amount at maturity of Senior Discount Notes in open market transactions from holders not affiliated with the Company for an aggregate purchase price of $7.01 million; and (ii) $1.095 million aggregate principal amount at maturity of Senior Discount Notes as the result of a tender offer by the Company for an aggregate purchase price of $.170 million. The Company incurred $818,000 in transaction fees related to these purchases. During the first quarter of 2000, the Company repurchased $24.549 million aggregate principal amount at maturity of Senior Discount Notes in open market transactions from holders who were not affiliated with the Company for an aggregate purchase price of $4.65 million, and recognized an extraordinary gain of $18.959 million ($0.89 per share). See
Note 7 for a description of the Company's acquisition of all remaining Senior Discount Notes on July 6, 2000.

	Long-term debt as of June 30, 2000 and December 31, 1999 was comprised of 13.25% Senior Discount Notes totaling
$74,803,000 and $98,207,000, respectively.

Note 5 - Agreements with NewCheck Corporation

On February 11, 2000, in exchange for payments aggregating $6.5 million, the Company acquired 262,802 shares of the newly-created Series C Convertible Preferred Stock, $.0001 par value (the "NewCheck Senior Preferred Stock"), of NewCheck Corporation ("NewCheck"), together with NewCheck's 8% Convertible Promissory Note (the "NewCheck Convertible Note") in the aggregate principal amount of approximately $4,550,000, convertible into an additional 613,205 shares of NewCheck Senior Preferred Stock. NewCheck is engaged in the development and commercialization of retailing productivity solutions for use in supermarkets and other retail environments similar to those addressed by the Company's system. The shares of NewCheck Senior Preferred Stock acquired by the Company at closing represented approximately 19% of NewCheck's outstanding voting securities. This investment is being accounted for under the equity method of accounting.

Electronic Retailing Systems International, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2000
(Unaudited)


The NewCheck Convertible Note accrues interest, payable at maturity, at the per annum rate of 8%, matures on the fifth anniversary of issue, is repayable (together with interest) in shares of NewCheck Senior Preferred Stock at the election of NewCheck. The NewCheck Convertible Note is convertible after two years (and earlier in specified circumstances) into shares of NewCheck Senior Preferred Stock.

The Company and NewCheck have also entered into a management agreement under which, for an initial term of five years, the Company will manage NewCheck's operations. In exchange for the agreement, and in addition to continuing reimbursements to the Company of the costs of performance, at closing the Company was issued 1,110,000 ten-year warrants, with an exercise price of $.001 per share, exercisable after the first year to acquire shares of NewCheck Common Stock equal to approximately 16% of NewCheck's voting securities outstanding at closing (giving effect to such warrants and to the conversion of the NewCheck Convertible Note). The Company received additional ten-year warrants that vest with respect to specified percentages of the outstanding NewCheck Common Stock in the event the equity value of NewCheck exceeds specified levels during the three years after closing.

Note 6 -New Accounting Standards:

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

Electronic Retailing Systems International, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2000
(Unaudited)


Note 7 - Subsequent Events

	On July 6, 2000, the Company completed the exchange of $76,418,000 principal amount at maturity of Senior Discount Notes for an aggregate of $13,755,240, in cash, approximately $5,000,000 principal amount of the Company's 10% Guaranteed Secured Notes due August 1, 2001 (the "10% Notes"), approximately $5,000,000 principal amount of the Company's 8% Guaranteed Secured Notes due August 1, 2004 (the "8% Notes"), and 39,985 shares of the Company's newly-created Series A-1 Convertible Preferred Stock, $1.00 par value ("Series A-1 Preferred Stock"), plus cash in lieu of fractional shares.
The notes submitted for exchange represented all of the outstanding Senior Discount Notes.

	The 10% Notes and 8% Notes (the "Notes") are guaranteed by the Company's subsidiaries and are secured by the assets of the Company and its subsidiaries. The Notes contain covenants that, among other matters, restrict distributions on the Company's Common Stock and limit the ability of the Company and its subsidiaries to incur indebtedness for borrowed money and create liens on their assets.

	The Company's Series A-1 Preferred Stock does not entitle the holders to dividends or, except in limited circumstances, voting rights. The Series A-1 Preferred
Stock entitles the holders to a liquidation preference per share of $100 and, subject to specified exceptions, is subject to automatic conversion upon consummation of specified equity transactions aggregating at least $20 million over any twelve-month period (including any cash distributions or the Company's investment in NewCheck) into the same securities offered in such transaction and at the same price, payable by application of the liquidation preference of the Series A-1 Preferred Stock.



Item 2. Management's  Discussion And Analysis Of Financial
 	    Condition And Results Of Operations

Overview

The market for electronic shelf labeling ("ESL") systems is in the development stage, and the Company estimates that, as of June 30, 2000, approximately 210 stores in the United States were operating such systems, out of a potential market in excess of 100,000 supermarkets and other stores. As a result, market acceptance of and demand for these systems are subject to a high level of uncertainty. The Company's success will depend upon the rate at and extent to which retailers choose to install ESL systems throughout their stores. The initial acceptance and rate of installation by retailers may be affected by numerous factors beyond the Company's control, including the customer's assessment of the benefits of and the need for ESL systems and the customer's available capital resources, and there can be no assurance that supermarket chains will choose to install ESL systems in a significant number of stores.

Since its inception in 1990, the Company has been engaged primarily in the development, design, market testing and, more recently, sale of the ERS ShelfNet System. The Company subcontracts to third parties the manufacture and assembly of the components comprising the ERS ShelfNet System. In addition, the Company engages unaffiliated parties to augment its internal development resources and to assist it in the continued development of the ERS ShelfNet System. The Company has never been profitable and has incurred significant net operating losses and negative cash flow from operations to date. Since inception and through June 30, 2000, the Company has generated cumulative revenues of $26.5 million, and has incurred a cumulative net loss of approximately $180.7 million (prior to recording extraordinary gains in 1999 and the first quarter of 2000 of $34.6 million and
18.5 million, respectively, in connection with the Company's acquisition of its 13-1/4% Senior Discount Notes due 2004). The Company expects losses and negative cash flow from operations to continue in the current fiscal year, and the accumulated deficit to increase, while the Company concentrates on the foregoing activities and until it has established a sufficient revenue generating customer base.

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

As of June 30, 2000, the Company had outstanding $76.4 million principal amount at maturity of its Senior Discount Notes, following the acquisition by the Company during fourth quarter 1999 and first quarter 2000 of an aggregate of $70.9 million principal amount at maturity of Senior Discount Notes. On July 6, 2000, and in order to enhance long-term liquidity, all outstanding Senior Discount Notes were acquired by the Company in exchange for $13.8 million in cash, $10 million principal amount of new indebtedness and $4 million liquidation preference of newly-created preferred stock.

The Company's ability to service its outstanding indebtedness and other obligations will depend largely on the extent to which the Company can implement successfully its business strategy of achieving large-scale commercialization of the ERS ShelfNet System, and there can be no assurance that the Company will be able to implement fully its strategy or that the anticipated results of its strategy will be realized. As a result of the factors set forth above, the Company will need to raise additional long-term financing to support operations and service debt and eliminate the uncertainty about the Company's ability to continue to conduct its operations as a going concern. In the event the Company is unable to raise any required additional financing, the Company's operations would need to be scaled back or discontinued.
 See "Liquidity and Capital Resources" below.

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

Results of Operations

Revenues. During the three month period ended June 30, 2000, the Company's revenues were $1,563,000 compared to $910,000 in the corresponding quarter in 1999. During the six month period ended June 30, 2000, the Company's total revenues were $2,587,000 compared to $1,708,000 in the corresponding period in 1999. The increase in revenues in 2000 compared to 1999 reflects the impact of the Company's increased sales activity. In the second quarter of 2000, the Company recorded sales of seven systems; in the comparable period in 1999 sales of four systems were recorded.

In the three and six month periods ended June 30, 2000, revenues were concentrated among four significant customers within the supermarket industry comprising 90% and 93% of total revenues. For the three and six month periods ended June 30, 1999, revenues were concentrated among two significant customers comprising 88% and 86% of total revenues.

Maintenance revenues for the three months ended June 30, 2000 increased to $270,000 from $239,000 in the corresponding 1999 period, and for the six months ended June 30, 2000 increased to $558,000 from $400,000 in the corresponding 1999 period, reflecting increased maintenance and billable service activity from a larger customer base of installations.

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

Cost of goods sold increased to $1,362,000 for the three months ended June 30, 2000 from $1,315,000 for the three months ended June 30, 1999, and decreased to $2,329,000 for the six months ended June 31, 2000 from $2,774,000 for the six months ended June 30, 1999. The gross profit increased in the second quarter of 2000 to 13% of total revenues, from a gross loss (cost of goods sold in excess of revenues) of 45% in the comparable 1999 period and to 10% during the first half of 2000 compared to a gross loss of 62% during the same period of the prior year. The increase in gross profit percentage is the result of lower warranty maintenance costs during the first half of 2000. Additionally, charges related to inventory reserves decreased during the six months ended June 30, 2000 to $90,000 compared to $200,000 in the corresponding period for 1999.

Warranty and maintenance expenses included in cost of goods sold decreased to $95,000 in the three months ended June 30, 2000 compared to $180,000 for the 1999 quarter, and to $198,000 in the six months ended June 30, 2000 compared to $345,000 for the same period in 1999. The Company anticipates that future warranty and maintenance expenses per installation will decrease as a greater percentage of the installed base consists of wireless installations, and that the cost of goods sold as a percentage of revenues will decrease as a result of higher manufacturing volumes of its components and as the installation process is improved.

Selling, General and Administrative. Selling, general and administrative costs consist of costs associated with selling and administrative staff, overhead, market research and development, and customer service personnel. Selling, general and administrative costs decreased to $1,557,000 for the three months ended June 30, 2000 compared to $2,593,000 for the quarter ended June 30, 1999, and to $3,521,000 for the six month period ended June 30, 2000, compared to $5,582,000 for the same period in 1999. These decreases reflect a decrease in compensation related expense from 1999 resulting from an overall decrease in employee headcount, reimbursement of certain operating expenses under the management agreement with NewCheck and other general cost reductions.

Research and Development. Research and development expenses were $1,107,000 for the three months ended June 30, 2000 compared to $1,447,000 for the three months ended June 30, 1999, and $2,211,000 for the six month period ended June 30, 2000 compared to $2,586,000 for the same period in 1999. Such decreases reflect a small reduction in hardware and software engineering activities.

Interest Income. Interest income decreased to $438,000 for the three months ended June 30, 2000 compared to $703,000 for the three months ended June 30, 1999, and to $919,000 for the six month period ended June 30, 2000 compared to $1,416,000 for the same period in 1999, due to the decreased cash and cash equivalents available for investment.

Interest Expense. Interest expense decreased to $2,756,000 for the three months ended June 30, 2000 compared to $4,689,000 June 30, 1999, and to $5,481,000 for the six month period ended June 30, 2000 compared to $9,282,000 for the same period in 1999. Interest expense in 1999 included interest on amounts borrowed from the Connecticut Development Authority ("CDA"), which matured in August 1999, and, in both 1999 and the current year, non-cash interest on the Senior Discount Notes, certain of which were acquired during the fourth quarter of 1999 and first quarter of the current year as described below. With the consummation in January 1997 of the private sale (the "Private Placement") of 147,312 units (the "Units") each consisting of Senior Discount Notes with a principal amount at maturity of $1,000 and one warrant (collectively the "1997 Warrants") to purchase 17.23 shares of common stock, $.01 par value ("Common Stock"), the Company commenced recording interest on an amount equal to the gross proceeds from the Private Placement plus prior recorded and unpaid interest at the annual rate of 13.25%. Additional expense has been recorded as a result of the amortization of the discount recorded on the Senior Discount Notes (for value attributed to the

1997 Warrants) and the amortization of costs of issuance.  See
"Liquidity and Capital Resources" below for information concerning the retirement of all outstanding Senior Discount Notes.

Loss on Equity Investment. During the quarter and six-months ended June 30, 2000, the Company recorded losses of $530,000 and $1,067,000 on account of its investment in NewCheck. Since closing on February 11, 2000 on its investment in NewCheck, the Company has accounted for its position on the equity method.

Income Taxes. The Company has incurred net losses since inception which have generated net operating loss carryforwards for federal income tax purposes of approximately $65.4 million which are available to offset future taxable income and expire through the year 2013. In consideration of the Company's accumulated losses and the uncertainty of its ability to utilize any future tax benefits resulting from these losses, the impact of this potential tax benefit has been eliminated in the Company's unaudited condensed consolidated financial statements. During the fourth quarter of 1999 and the first quarter of the current year, the Company's net operating loss carryforwards were reduced as a consequence of the Company's recognition of extraordinary gain as hereinafter described and after utilizing the Company's operating loss to offset such gain for tax purposes.

Extraordinary Gain. In the first quarter of 2000, the Company recognized an extraordinary gain of $18,959,000 as the result of the acquisition of $24.549 million principal amount at maturity of Senior Discount Notes for a cost of $4,652,000, net of fees. The extraordinary gain is net of transaction fees of $247,000 and the write off of $625,000 of debt issuance costs. These acquisitions followed the acquisition of $45.25 million principal amount at maturity of Senior Discount Notes during the fourth quarter of 1999, and were followed by the retirement of all remaining Senior Discount Notes subsequent to the end of the second quarter of the current year (see "Liquidity and Capital Resources" below).

Liquidity and Capital Resources

As of June 30, 2000, the Company had net working capital of $21,448,000, reflecting cash and cash equivalents of $21,047,000, compared to net working capital of $41,165,000, reflecting cash and cash equivalents of $37,386,000 at December 31, 1999. The decrease in net working capital and in cash and cash equivalents resulted primarily from the funding of the Company's operations, the acquisition by the Company of certain of its Senior Discount Notes during the first quarter of 2000 and the Company's purchase of securities of NewCheck. As described below, on July 6, 2000 the Company used additional cash of $13,755,240, and issued additional securities, to retire its outstanding Senior Discount Notes.

Net cash used in operations was $5,030,000 for the six months ended June 30, 2000, compared to net cash of $6,067,000 used for operating activities for the six months ended June 30, 1999, resulting primarily from the net losses (prior to accounting for the 2000 extraordinary gain of $18,959,000) of $11,271,000 and $17,307,000, respectively, for such period. In the first six months of 2000, the net cash used in operations also reflected a increase in accounts receivable (net of allowance for doubtful accounts) of $477,000 a decrease in inventory (net of reserves) of $826,000 and an increase in interest receivable of $141,000 (arising from convertible debt of NewCheck held), compared to a decrease in accounts receivable (net of allowance for doubtful accounts) of $178,000 and an decrease in inventory (net of reserves) of $578,000 during the comparable period in 1999. In the first six months of 2000, the net loss included $574,000 of non-cash interest expense, compared to $8,496,000 of such expense in the prior year. During the six months ended June 30, 2000, the Company recorded a net profit of $7,688,000 after accounting for $18,959,000 of gain recognized upon acquisition by the Company of Senior Discount Notes.

Cash used in investing activities totaled $6,657,000 for the six months ended June 30, 2000 compared to $972,000 of cash used in investing activities for the six months ended June 30, 1999. The increase in investing activities was primarily due to the investment of $1,950,000 in NewCheck equity and $4,550,000 in NewCheck convertible debt offset by a decrease in capital expenditures. Investing activities included capital expenditures of $159,000 and $987,000 for the six months ended June 30, 2000 and 1999, respectively.

In February 2000, in exchange for payments aggregating $6.5 million, the Company acquired shares of NewCheck's newly-created Series C Convertible Preferred Stock, $.0001 par value (the "NewCheck Senior Preferred Stock"), representing approximately 19% of NewCheck's voting securities outstanding at closing, together with NewCheck's 8% Convertible Promissory Note (the "NewCheck Convertible Note") in the aggregate principal amount of $4.55 million, convertible into additional shares of NewCheck Senior Preferred Stock. The NewCheck Senior Preferred Stock is entitled, pursuant to its terms, to receive preferential dividends, payable semi-annually in additional shares of NewCheck Senior Preferred Stock, at the rate of 8% per annum on the liquidation preference per share, which cumulate if not paid, is subject to certain redemption rights exercisable by the holders and participates on an "as converted" basis with NewCheck's common stock, $.0001 par value ("NewCheck Common Stock"), and other participating series, in the proceeds of certain events. Each share of NewCheck Senior Preferred Stock is convertible into three shares of NewCheck Common Stock at the election of the holder, is automatically converted in specified circumstances, carries a number of votes equal to the number of shares of NewCheck Common Stock issuable upon conversion, and votes together with the NewCheck Common Stock and other voting securities of NewCheck.

The NewCheck Convertible Note accrues interest, payable at maturity, at the per annum rate of 8%, matures on the fifth anniversary of issue, and is repayable (together with interest) in shares of NewCheck Senior Preferred Stock at the election of

NewCheck. The NewCheck Convertible Note is convertible after two years (and earlier in specified circumstances) into shares of NewCheck Senior Preferred Stock.

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

On July 6, 2000, the Company completed the exchange of $76,418,000 principal amount at maturity of its Senior Discount Notes for an aggregate of $13,755,240, in cash, approximately $5,000,000 principal amount of the Company's 10% Guaranteed Secured Notes due

August 1, 2001 (the "10% Notes"), approximately $5,000,000 principal amount of the Company's 8% Guaranteed Secured Notes due August 1, 2004 (the "8% Notes") and 39,985 shares of the Company's newly-created Series A-1 Convertible Preferred Stock, $1.00 par value ("Series A-1 Preferred Stock"), plus cash in lieu of fractional shares. The notes submitted for exchange represented 100% of the outstanding Senior Discount Notes.

The Company's 10% Notes will accrue interest payable at the rate of 10% per annum, semi-annually, through issuance of additional 10% Notes. Upon consummation by the Company of specified equity transactions (the "Equity Investment") aggregating at least $20 million over any twelve-month period (including any cash distributions on the Company's investment in NewCheck), the 10% Notes will be subject to mandatory prepayment. The Company's 8% Notes will accrue interest payable at the rate of 8% per annum, semi-annually, through issuance of additional 8% Notes. Upon consummation by the Company of specified equity transactions aggregating at least $40 million on a cumulative basis from Closing, the 8% Notes will be subject to mandatory prepayment.

The 10% Notes and 8% Notes (the "Notes") will be subject to prepayment at the election of the Company, in the case of the 10% Notes without premium and in the case of the 8% Notes at premiums ranging up to eight percent of the principal prepaid. Upon specified change-in-control events, the Notes will be subject to mandatory prepayment at specified premiums. The Notes are guaranteed by the Company's subsidiaries and are secured by the assets of the Company and its subsidiaries. The Notes contain covenants that, among other matters, restrict distributions on the Common Stock, and limit the ability of the Company and its subsidiaries to incur indebtedness for borrowed money and create liens on their assets.

The Series A-1 Preferred Stock does not entitle the holders to dividends or, except in limited circumstances, voting rights. The Series A-1 Preferred Stock entitles the holders to a liquidation preference per share of $100 and, subject to specified exceptions, is subject to automatic conversion upon consummation of the Equity Investment, into the same securities offered in such transaction and at the same price, payable by application of the liquidation preference of the Series A-1 Preferred Stock.

The Company expects net losses and negative cash flows from operations to continue through the current fiscal year. As a result of the factors set forth above, the Company believes that its existing resources will be sufficient to meet the Company's currently anticipated operating and capital expenditure requirements as it implements its business strategy into the second quarter of 2001, after which there is uncertainty about the Company's ability to continue to conduct its operations as a going concern. The Company's ability to service its indebtedness and meet its other obligations will depend, among other factors, on the acceptance of the Company's system in its intended market and the Company's success in implementing its business strategy and achieving large scale commercialization of the ERS ShelfNet System.

In the event commercialization does not result in sufficient liquidity to the Company, the Company will need to raise additional long-term financing to support operations, service debt and eliminate the uncertainty about the Company's ability to continue as a going concern. The Company has no current arrangement with respect to, or sources of, any additional financing. Management's plans with respect to these issues include a proactive effort to seek new financing, but there can be no assurance that any such financing would be available on terms reasonable to the Company. In the event the Company were unable to raise any required additional financing, the Company's operations would need to be scaled back or discontinued.

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

The Company utilizes sensitivity analysis, along with other techniques, as a basis for measuring the impacts that market risk exposure may have on the fair value of the Company's debt and financial instruments. If market interest rates were to increase immediately and uniformly by ten percent from levels at June 30, 2000, the decline in fair value of the portfolio would not be
material.   The Company's long-term debt bears interest, for the
most part, at a fixed rate and, therefore, relative to its long-term debt, an immediate ten percent change in the market interest rates would not materially impact the Company's financial statements.

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

	Electronic Retailing Systems International, Inc.

	Form 10-Q for the Six Months Ended
June 30, 2000

	Part II-Other Information

PART II.  Other Information

Item 2.	 CHANGES IN SECURITIES AND USE OF PROCEEDS

	(c) As more fully described under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" of Part I of this report (which information is incorporated by reference into this item), on July 6, 2000 the Company completed the private exchange of $76,418,000 principal amount at maturity of its Senior Discount Notes due February 1, 2004 for an aggregate of: (i) $13,755,240, in cash, calculated on the basis of $180 for each $1,000 principal amount at maturity of Senior Discount Notes; (ii) approximately $5,000,000 principal amount of the Company's 10% Guaranteed Secured Notes due August 1, 2001, calculated on the basis of $65.42961 for each $1,000 principal amount at maturity of Senior Discount Notes; (iii) approximately $5,000,000 principal amount of the Company's 8% Guaranteed Secured Notes due August 1, 2004, calculated on the basis of $65.42961 for each $1,000 principal amount at maturity of Senior Discount Notes; and (iv) 39,985 shares of the Company's newly-created Series A-1 Convertible Preferred Stock, calculated on the basis of 0.5234368 shares for each $1,000 principal amount of Senior Discount Notes, plus cash in lieu of fractional shares. The Series A-1 Preferred Stock entitles the holders to a liquidation preference per share of $100 and, subject to specified exceptions, is subject to automatic conversion, upon consummation by the Company of specified equity transactions aggregating at least $20 million over any twelve-month period, into the same securities offered in such transactions and at the same price, payable by application of the liquidation preference of the Series A-1 Preferred Stock. Registration under the Securities Act of 1933 of the 10% Notes, 8% Notes and Series A-1 Preferred Stock issued in the foregoing transaction was not required because such securities were issued in a transaction not involving any public offering within the meaning of Section 4(2) of said act.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

		(a)	Exhibits

			The exhibits filed or incorporated by reference as part of this Quarterly Report on Form 10-Q are listed on the attached Index to Exhibits.

		(b)	Current Reports on Form 8-K

			During the quarter ended June 30, 2000, the Company did not file any Current Reports on Form
8-K. The Company filed a Current Reports on Form
8-K dated July 6, 2000 reporting, under "Item 2.
Acquisition or Disposition of Assets" thereunder, the acquisition by the Company of its outstanding
Senior Discount Notes. No financial statements were included with such report.

	Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

						ELECTRONIC RETAILING SYSTEMS
						 INTERNATIONAL, INC.


August 14, 2000				s/Bruce F. Failing, Jr.
-------------------------		-------------------------------
Date						Bruce F. Failing, Jr.
						Vice Chairman and Chief
						 Executive Officer


August 14, 2000				s/Jerry McAuliffe
-------------------------		-------------------------------
Date						Jerry McAuliffe
						Chief Financial Officer
						(principal financial and
						 accounting officer)

	Electronic Retailing Systems International, Inc.

	Form 10-Q for the Three Months Ended June 30, 2000

	Index to Exhibits

	Exhibit Number		Document Description
	--------------		--------------------

	   3(a)			Certificate of Incorporation of the
Company.

	  10(a)			Form of Letter of Transmittal executed
to the Company by holders of 13-1/4%
Senior Discount Notes due February 1,
2004 (incorporated by reference to
Exhibit 2(b) to the Current Report on
Form 8-K dated July 6, 2000).

	  10(b)			Form of the Company's 10% Guaranteed
Secured Note due August 1, 2001
(incorporated by reference to Exhibit
2(c) to the Current Report on Form 8-K
dated July 6, 2000).

	  10(c)			Form of the Company's 8% Guaranteed
Secured Note due August 1, 2004
(incorporated by reference to Exhibit
2(d) to the Current Report on Form 8-K
dated July 6, 2000).

	  10(d)			Guaranty Agreement dated July 6, 2000
entered into by Electronic Retailing
Systems International, Inc., a
Connecticut corporation ("ERS-
Connecticut") (incorporated by reference to Exhibit 2(e) to the Current Report on Form 8-K).

	  10(e)			Conditional Assignment and Security
Agreement dated July 6, 2000 among the
Company, ERS-Connecticut and United
States Trust Company of New York, as
collateral agent (incorporated by
reference to Exhibit 2(f) to the Current
Report on Form 8-K dated July 6, 2000).

11 Statement of Computation of Per Share
Earnings

	  27				Financial Data Schedule, which is
submitted electronically to the
Securities and Exchange Commission for
information only and is not filed.