Form 10-Q
period 2000-09-30
ELECTRONIC RETAILING SYSTEMS INTERNATIONAL INC
filed 2000-11-14
CIK 898747

============================================================
	FORM 10-Q
	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C. 20549

	  X  	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	-----	    OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended September 30, 2000

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

			YES    X    	  NO
			    -------	     -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class			                       Outstanding at October 31, 2000
----------------------   	    -------------------------------
Common Stock, $.01 par value	          21,295,383 shares

============================================================

	Electronic Retailing Systems International, Inc.

	Form 10-Q

	Contents

										Page
Number
PART I. Financial Information

Item 1.	Financial Statements

		Condensed Consolidated Balance Sheet--
		   September 30, 2000 and December 31, 1999	        3

		Condensed Consolidated Statement of
		   Operations--Three and Nine Months Ended
		   September 30, 2000 and 1999				                  4

		Condensed Consolidated Statement of Cash
		   Flows-Nine Months Ended September 30,
		   2000 and 1999						                              5

		Notes to Condensed Consolidated Financial
		  Statements							                                 6

Item 2.	Management's Discussion and Analysis of
		  Financial Condition and Results of
		  Operations							                                11

Item 3.	Quantitative and Qualitative Disclosure
		  About Market Risk						                          17

PART II. Other Information

Item 2.	Changes in Securities and Use of Proceeds	   18

Item 4.	Submission of Matters to a Vote of
		  Securityholders						                            18

Item 6.	Exhibits and Reports on Form 8-K			          19

SIGNATURES										                                 20

INDEX TO EXHIBITS								                            21

       	Electronic Retailing Systems International, Inc.
	Condensed Consolidated Balance Sheet
	(in thousands except per share and share amounts)
                          						    September 30,	         December 31,
                             							  2000                		 1999
	                           							------------	          ------------
                   								         (unaudited)
ASSETS
Current assets
  Cash and cash equivalents	       $   5,688	            $ 37,386
	Accounts receivable, net	             1,943                2,304
	Inventories, net	                     2,161	               3,772
  Prepayments and other current
    assets	                              334                  765
                               				---------	            --------
  	 Total current assets	             10,126	              44,227
                               				---------             --------
Equipment	                             3,938                4,802
Accumulated depreciation	             (2,184)              (2,287)
                               				---------            	--------
	Net equipment	                        1,754                2,515
                               				---------             --------
Other non-current assets	                  6                2,774
Note receivable 	                      3,796	                 --
                               				---------	            --------
Total assets	                      $  15,682	            $ 49,516
                               				=========	            ========
LIABILITIES, REDEEMABLE SECURITIES
 AND STOCKHOLDERS' DEFICIT
Current liabilities
  Current portion of long-term debt	$   5,552	           $     --
  Accounts payable and accrued
    expenses	                           1,709	              2,557
  Deferred revenue	                       152	                505
                                				---------	           --------
	  	Total current liabilities	          7,413 	             3,062
                                				---------            --------
Long-term debt	                         6,882	             98,207
                                				---------            --------
Total Liabilities	                     14,295	            101,269
                             							---------		          --------
Redeemable preferred stock, Series A-1	  3,999                --
 (par value $1.00 per share; 40,000	---------	           --------
 authorized, 39,985 issued and out-
 standing; liquidation preference
 $100 per share)
Common stock purchase warrants	    		    5,100		            5,100
                           									---------		          --------
Total Redeemable Securities			           9,099		            5,100
                           									---------		          --------
Stockholders' deficit
 Common stock (par value $0.01 per
  share; 35,000,000 authorized,
  21,295,383 and 21,282,637 shares
  issued and outstanding in 2000
  and 1999, respectively)                  212               212
Additional paid-in capital              51,376	           51,374
 Accumulated deficit	                  (59,300)	        (108,439)
				                                 ---------	          --------
 Total stockholders' deficit	           (7,712)	         (56,853)
                                 				---------	         --------
Total liabilities, redeemable securities
 and stockholders' deficit             $  15,682        $ 49,516
                                   				=========	       ========
See accompanying notes to condensed consolidated financial statements

Electronic Retailing Systems International, Inc.
Condensed Consolidated Statement of Operations
(in thousands, except per share amounts)
(Unaudited)
                         				   	   Three Months Ended		Nine Months Ended
                         					      September 30,    	    September 30,
                                 ----------------------		------------------
                          					  2000  	        1999 		  2000       1999
                          					  ----	          ----		   ----	      ----
Revenues
  Product sales	  		$     866	$   1,005		$   2,895	$   2,313
  Maintenance			      113	      233		      671	      633
					---------	---------		---------	---------
Total revenues		      979	    1,238		    3,566	    2,946
					---------	---------		---------	---------
Costs of goods sold
  Product sales			    1,092	      908	  	    3,231	    3,337
  Maintenance			       50	      233		      240	      578
					---------	---------		---------	---------
  Total cost of goods sold	    1,142	    1,141		    3,471	    3,915
					---------	---------		---------	---------
	Gross profit (loss)	     (163)	       97		       95	     (969)
						---------	---------		---------	---------
Operating expenses
  Selling, general and
   administrative		   	    1,633	    2,653		    5,154	    8,235
  Research and development	      887	    1,444		    3,098	    4,030
   Depreciation and amorti-
     zation				      660	      100		      826	      295
						---------	---------		---------	---------
      Total operating expenses    3,180 	    4,197		    9,078	   12,560
					---------	---------		---------	---------
	  Loss from operations	   (3,343)	   (4,100)		   (8,983)	  (13,529)
					---------	---------		---------	---------
Other income (expenses)
  Interest and other income         121	      671	  	    1,045	    2,087
  Interest expense		     (148)	   (4,839)	   	   (5,629)    (14,121)
  Gain/Loss on disposals             --          (1)  	       (2)        (13)
  Loss on investment and other
assets			   (1,053)		 --		   (2,120)         --
				---------	---------		---------	---------
Total other expenses, net	   (1,080)	   (4,169)		   (6,706)	  (12,047)
					---------	---------		---------	---------
    Loss before extraordinary
       item			         (4,423)     (8,269)          (15,689)    (25,576)

Extraordinary item
  Gain on extinguishment of
    Debt				   45,870        --  	         64,828        --
					---------	---------		---------	---------
	Net income (loss)	$  41,447	$  (8,269)		$  49,139  $ (25,576)
					=========	=========		=========	=========
Earnings per share
  	 Weighted average common
     shares outstanding		   21,292	   21,272 		   21,290      21,258
					=========	=========		=========	=========
		 Basic and diluted net income
		   (loss) per common share:
         Loss before
 		   extraordinary item	$   (0.20)	$   (0.39)		$   (0.74)	$   (1.20)
		    Extraordinary item	$    2.15	$      -- 		$    3.05 	$      --
					---------	---------		---------	---------
          Net income (loss) 	$    1.95   $   (0.39)		$    2.31	$   (1.20)
				=========	=========	=========	=========
See accompanying notes to condensed consolidated financial statements

Electronic Retailing Systems International, Inc.
Condensed Consolidated Statement of Cash Flows
(in thousands)
(Unaudited)
                                          				  Nine Months Ended
                                         				    September 30,
                                            			--------------------
                                         			 	  2000         1999
                                          				 ------	       ------
CASH FLOWS USED IN OPERATING ACTIVITIES:
  Net income (loss)	                           $ 49,139	     ($25,576)
  Other adjustments to reconcile
  net income (loss) to net cash used in
  operating activities	                         (55,786)	      15,481
                                           				 -------	      -------
Cash used in operating activities	               (6,647)	     (10,095)
                                           				 -------	      -------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Capital expenditures	                            (221)	        (330)
  Disposal of fixed assets	                           2	           16
  Note Receivable	                               (4,550)           --
  Equity investment in NewCheck	                 (1,950)	          --
  Other, net	                                        75            16
                                           				 -------	       -------
Cash used in investing activities	               (6,644)	        (298)
                                           				 -------	      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash used for early debt retirement	          (18,407)    	  (5,000)
                                           				 -------     	 -------
NET DECREASE IN CASH AND CASH EQUIVALENTS	      (31,698)    	 (15,393)
                                           				 -------       -------
Cash and cash equivalents at beginning
  of period	                                     37,386	       63,877
                                           				 -------       -------
Cash and cash equivalents at end of
  period		                                      $ 5,688	      $48,484
                                           				 =======	      =======




See accompanying notes to condensed consolidated financial statements


Electronic Retailing Systems International, Inc.
	Notes to Condensed Consolidated Financial Statements
	September 30, 2000
	(Unaudited)

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

	In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the three and nine month periods ended
September 30, 2000 are not necessarily indicative of the results to be expected for the full year ending
December 31, 2000. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

	Electronic Retailing Systems International, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2000
(Unaudited)

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

	The Company has sustained net losses and negative cash flows from operations since its inception and management expects these conditions to continue through the year ending December 31, 2000. During the third quarter of 2000 and as described under Note 4, in order to enhance long-term liquidity the Company used $13.8 million in cash and issued certain additional securities in exchange for all of its remaining outstanding 13-1/4% Senior Discount Notes due 2004. As a result, management believes that existing resources will enable the Company to fund operations into the second quarter of 2001, after which there is significant uncertainty about the Company's ability to continue to conduct its operations as a going concern.
Accordingly, the Company will need to raise additional long-term financing to support operations and service debt and eliminate such uncertainty. The Company has no current arrangement with respect to, or sources of, additional financing. Management's plans with respect to these issues include a proactive effort to seek new financing, but there can be no assurance that such financing would be available on terms reasonable to the Company. In the event that the Company were unable to raise any required additional financing, the Company's operations would need to be scaled back or discontinued.

Note 3 -Inventories:

	Inventories are stated at the lower of cost (determined on a first in, first out basis) or market value.
Inventories at September 30, 2000 consist of $686,000 of materials and supplies and $1,475,000 of finished goods. Inventories at December 31, 1999 consisted of $2,000,000 of materials and supplies and $1,772,000 of finished goods. Inventories in excess of expected requirements due to new product introductions or product enhancements are expensed currently.

 Electronic Retailing Systems International, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2000
(Unaudited)

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

Electronic Retailing Systems International, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2000
(Unaudited)

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

	During the third quarter of 2000, the Company completed the exchange of $76.418 million principal amount at maturity of Senior Discount Notes for an aggregate of $13.76 million, in cash, approximately $5 million principal amount of the Company's 10% Guaranteed
Secured Notes due August 1, 2001 (the "10% Notes"), approximately $5 million principal amount of the Company's 8% Guaranteed Secured Notes due August 1,
2004 (the "8% Notes"), and 39,985 shares of the
Company's newly-created Series A-1 Convertible
Preferred Stock, $1.00 par value ("Series A-1 Preferred
Stock"), subject to automatic conversion as described below, plus cash in lieu of fractional shares. The 10%
Notes and 8% Notes are recorded together with interest through maturity. The notes submitted for exchange represented all of the remaining outstanding Senior
Discount Notes. The exchange was accounted for in accordance with the provisions of FASB 115, "Accounting by Debtors and Creditors for Troubled Debt
Restructurings." The Company recognized an extraordinary gain of $45.870 million ($2.15 per share) as a result of the exchange of the Senior Discount
Notes.

	The 10% Notes and 8% Notes (the "Notes") are guaranteed by the Company's subsidiaries and are collateralized by the assets of the Company and its subsidiaries. The
Notes contain covenants that, among other matters, restrict distributions on the Company's Common Stock and limit the ability of the Company and its sub-

Electronic Retailing Systems International, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2000
(Unaudited)

	sidiaries to incur indebtedness for borrowed money and create liens on their assets.

	The Company's Series A-1 Preferred Stock does not entitle the holders to dividends or, except in limited circumstances, voting rights. The Series A-1 Preferred
Stock entitles the holders to a liquidation preference per share of $100 and, subject to specified exceptions, is subject to automatic conversion upon consummation of specified equity transactions aggregating at least $20 million over any twelve-month period (including any cash distributions on the Company's investment in NewCheck) into the same securities offered in such transaction and at the same price, payable by application of the liquidation preference of the Series
A-1 Preferred Stock. Under certain limited circumstances, up to five percent of the preferred shares may be subject to mandatory redemption, at the option of the holder, following consummation of such equity transactions.

	Long-term debt as of September 30, 2000 was comprised of the 8% Notes totaling $5 million, plus interest, and, as of December 31, 1999 was comprised of 13.25%
Senior Discount Notes totaling $98.2 million. At
September 30, 2000, the 10% Notes, plus interest, were classified as current liabilities.

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

Electronic Retailing Systems International, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2000
(Unaudited)

The Company applies the equity method of accounting to its investment in NewCheck. NewCheck has experienced recurring losses. In applying the equity method, the Company has reduced its investment in NewCheck by an amount corresponding to its share of NewCheck losses, first by reducing its equity investment to zero and then by applying any remainder to its note receivable from NewCheck. For the nine months ended September 30, 2000, the Company recognized write-downs of these securities by $1.366 million and $0.754 million, respectively, as reflected in the statement of operations. In addition, amortization of the difference between the Company's investment and the initial underlying value of its share of net assets has been included in depreciation and amortization in the amount of $0.584 million.

The Company and NewCheck have also entered into a management agreement under which, for an initial term of five years, the Company will manage NewCheck's operations. In exchange for the agreement, and in addition to continuing reimbursements to the Company of the costs of performance, at closing the Company was issued 1,110,000 ten-year warrants, with an exercise price of $.001 per share, exercisable after the first year to acquire shares of NewCheck Common Stock equal to approximately 16% of NewCheck's voting securities outstanding at closing (giving effect to such warrants and to the conversion of the NewCheck Convertible
Note). Subsequent to closing, the Company has allocated to one of its executive officers 260,000 of such warrants in connection with performance of such arrangements. At closing, the Company received additional ten-year warrants that vest with respect to specified percentages of the outstanding NewCheck
Common Stock in the event the equity value of NewCheck exceeds specified levels during the three years after closing. Subsequent to closing, of its maximum entitlement under such additional warrants of up to 15% of NewCheck's equity, on a fully-diluted basis, the Company has allocated an aggregate of 4% thereof to four executive officers in connection with performance of such arrangements.

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

Electronic Retailing Systems International, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2000
(Unaudited)

	however, the impact is not expected to be material on the Company's financial statements.

In December of 1999, the staff of the Securities and Exchange Commission issued its Staff Accounting
Bulletin ("SAB") No. 101 "Revenue Recognition in
Financial Statements". SAB No. 101, as amended, provides guidance on the measurement and timing of revenue recognition in financial statements of public companies. Changes in accounting policies to apply the guidance of SAB No. 101 must be adopted by recording the cumulative effect of the change in the fiscal quarter ending June 30, 2000. SAB No. 101(B) has extended adoption date to December 15, 2000.
Management has not yet determined the effect SAB No.
101 will have, if any, on its accounting policies or the amount of the cumulative effect to be recorded from adopting SAB No. 101.

Item 2. Management's  Discussion And Analysis Of Financial
 	    Condition And Results Of Operations

Overview

The market for electronic shelf labeling ("ESL") systems is in the development stage, and the Company estimates that, as of September 30, 2000, approximately 216 stores in the United States were operating such systems, out of a potential market in excess of 100,000 supermarkets and other stores. As a result, market acceptance of and demand for these systems are subject to a high level of uncertainty. The Company's success will depend upon the rate at and extent to which retailers choose to install ESL systems throughout their stores. The initial acceptance and rate of installation by retailers may be affected by numerous factors beyond the Company's control, including the customer's assessment of the benefits of and the need for ESL systems and the customer's available capital resources, and there can be no assurance that supermarket chains will choose to install ESL systems in a significant number of stores.

Since its inception in 1990, the Company has been engaged primarily in the development, design, market testing and, more recently, sale of the ERS ShelfNet System. The Company subcontracts to third parties the manufacture and assembly of the components comprising the ERS ShelfNet System. In addition, the Company engages unaffiliated parties to augment its internal development resources and to assist it in the continued development of the ERS ShelfNet System. The Company has never been profitable and has incurred significant net operating losses and negative cash flow from operations to date. Since inception and through September 30, 2000, the Company has generated cumulative revenues of $25.6 million, and has incurred a cumulative operating loss of $130.9 million. The Company expects losses and negative cash flow from operations to continue in the current fiscal year, and the accumulated deficit to increase, while the Company concentrates on the foregoing activities and until it has established a sufficient revenue generating customer base.

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

In February 2000, the Company acquired an interest in NewCheck Corporation ("NewCheck"), of Jacksonville, Florida, which also does business under the name of Productivity

Solutions, Inc. NewCheck is engaged in the development and commercialization of retailing productivity solutions, namely self-checkout systems, for use in supermarkets and other retail environments similar to those addressed by the Company's system. Under a management agreement extended to NewCheck, the Company manages NewCheck's operations within the parameters of a business plan authorized by NewCheck's board of directors.

During the third quarter of 2000, in order to enhance long-term liquidity, an aggregate of $76.4 million, constituting all of the remaining outstanding, Senior Discount Notes were acquired by the Company in exchange for $13.8 million in cash, $10 million principal amount of new indebtedness (recorded with interest through maturity), and $4 million liquidation preference of newly-created preferred stock. Such exchange followed the acquisition by the Company during fourth quarter 1999 and first quarter 2000 of an aggregate of $70.9 million principal amount at maturity of Senior Discount Notes.

The Company's ability to service its outstanding indebtedness and other obligations will depend largely on the extent to which the Company can implement successfully its business strategy of achieving large-scale commercialization of the ERS ShelfNet System, and there can be no assurance that the Company will be able to implement fully its strategy or that the anticipated results of its strategy will be realized. As a result of the factors set forth above, the Company will need to raise additional long-term financing to support operations and service debt and eliminate the significant uncertainty about the Company's ability to continue to conduct its operations as a going concern. The Company has no current arrangement with respect to, or sources of, additional financing. In the event the Company is unable to raise any required additional financing, the Company's operations would need to be scaled back or discontinued. See "Liquidity and Capital Resources" below.

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

Results of Operations

Revenues. During the three-month period ended September 30, 2000, the Company's revenues were $979,000 compared to $1,238,000 in the corresponding quarter in 1999. During the nine-month period ended September 30, 2000, the Company's total revenues were $3,566,000 compared to $2,946,000 in the corresponding period in 1999. The increase in revenues in year-to-date 2000 compared to the same period in 1999 reflects the impact of the Company's increased sales activity. Although 17 systems were installed during the first nine months of both years, the 1999 activity included six systems accounted for under the Company's SayGo plan, under which the Company recognizes revenues as monthly usage and other fees are billed to customers.

In both the third quarter of 2000 and the comparable 1999 period, the Company recorded sales of six systems. The decrease in revenue for the 2000 period is primarily due to lower maintenance and service revenue as the improved ShelfNet product becomes a larger part of the customer base, requiring less maintenance than the previously installed wired systems. While maintenance revenue increased 6% to $671,000 for the nine month period ended September 30, 2000, most of the increase occurred during the first six months of the year.

In the three and nine-month periods ended September 30, 2000, revenues were concentrated among two significant customers within the supermarket industry comprising 94% and 85% of total revenues, respectively. For the three and nine month periods ended September 30, 1999, revenues were concentrated among two significant customers comprising 87% and 86% of total revenues, respectively.

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

Cost of goods sold was largely unchanged for the third quarter of 2000 at $1,142,000 compared to the same quarter in 1999. The gross margin decreased in the third quarter of 2000 to a loss of 16% compared to a gross profit of 8% for the same period in 1999, due to favorable inventory adjustments made in the third quarter of 1999 of approximately $200,000 and nonrecurring increases in installation costs of approximately $80,000 during the third quarter of 2000. For the nine-month period ended September 30, 2000, cost of goods sold was $3,471,000, an 11% decrease compared to $3,915,000 in 1999. Gross profit for the nine-month period in 2000 was $95,000 (3% of revenue) compared to a loss of $969,000 (33% of revenue), in the comparable nine months of 1999. The favorable variance is primarily a result of lower warranty maintenance costs. Additionally, charges related to inventory reserves decreased during the nine months ended September 30, 2000 to $148,000, compared to $551,000 in the corresponding period for 1999.

Warranty and maintenance expenses included in cost of goods sold decreased to $50,000 in the third quarter of 2000 compared to $205,000 for the 1999 quarter. For the nine-month period ended September 30, 2000, warranty and maintenance expenses were $240,000 compared to $568,000 for the same period in 1999. The Company anticipates that future warranty and maintenance expenses per installation would decrease as a greater percentage of the installed base consists of wireless installations, and that the cost of goods sold as a percentage of revenues would decrease as a result of higher manufacturing volumes of its components and as the installation process is improved.

Selling, General and Administrative. Selling, general and administrative expense consists of costs associated with selling and administrative staff, overhead, market research and development, and customer service personnel. Selling, general and administrative costs decreased to $1,633,000 for the three months ended September 30, 2000 compared to $2,653,000 for the same quarter in 1999, and to $5,154,000 for the nine-month period ended September 30, 2000 compared to $8,235,000 for the same period in 1999. These decreases reflect a decrease in compensation related expense from 1999 resulting from an overall decrease in employee headcount, reimbursement of certain operating expenses under the management agreement with NewCheck and other general cost reductions.

Research and Development. Research and development expenses were $887,000 for the three months ended September 30, 2000 compared to $1,444,000 for the three months ended September 30, 1999, and $3,098,000 for the nine-month period ended September 30, 2000 compared to $4,030,000 for the same period in 1999. Such decreases reflect a reduction in overall hardware and software engineering activities resulting from a focus on core product enhancement and new product development.

Interest Income. Interest income decreased to $121,000 for the three months ended September 30, 2000 compared to $671,000 for the three months ended September 30, 1999, and to $1,045,000 for the nine-month period ended September 30, 2000 compared to $2,087,000 for the same period in 1999, due to the decreased cash and cash equivalents available for investment.

Interest Expense. Interest expense decreased to $148,000 for the three months ended September 30, 2000 compared to $4,839,000 for the same period in 1999, and to $5,629,000 for the nine-month period ended September 30, 2000 compared to $14,121,000 for the same period in 1999. Interest expense in

1999 included interest on amounts borrowed from the Connecticut Development Authority ("CDA"), which matured in August 1999, and, in both 1999 and the current year, non-cash interest on the Senior Discount Notes, all of which were acquired during the period from the fourth quarter of 1999 through the third quarter of the current year as described below. With the consummation in January 1997 of the private sale (the "Private Placement") of 147,312 units (the "Units") each consisting of Senior Discount Notes with a principal amount at maturity of $1,000 and one warrant (collectively the "1997 Warrants") to purchase 17.23 shares of common stock, $.01 par value ("Common Stock"), the Company commenced recording interest on an amount equal to the gross proceeds from the Private Placement plus prior recorded and unpaid interest at the annual rate of 13.25%. Additional expense has been recorded as a result of the amortization of the discount recorded on the Senior Discount Notes (for value attributed to the 1997 Warrants) and the amortization of costs of issuance. See "Liquidity and Capital Resources" below for information concerning the retirement of all outstanding Senior Discount Notes.

Loss on Investment and other Assets. During the quarter and nine-month period ended September 30, 2000, the Company recorded losses of $1,053,000 and $2,120,000 related to its investment in NewCheck. The Company accounts for its investment in NewCheck under the equity method. NewCheck has experienced recurring losses. See Note 5 of the Notes to Consolidated Financial Statements included under "Item 1. Financial Statements" of Part 1 of this report with respect to the Company's reduction of its investment in NewCheck by an amount corresponding to its share of NewCheck's losses, as reflected in the statement of operations, which information is incorporated by reference herein.

Income Taxes. The Company has incurred net losses since inception which have generated net operating loss carryforwards for federal income tax purposes of approximately $49.6 million at September 30, 2000 which are available to offset future taxable income and expire through the year 2013. In consideration of the Company's accumulated losses and the uncertainty of its ability to utilize any future tax benefits resulting from these losses, the impact of this potential tax benefit has been eliminated in the Company's unaudited condensed consolidated financial statements. During the fourth quarter of 1999 and the first and third quarters of the current year, the Company's net operating loss carryforwards were reduced as a consequence of the Company's recognition of extraordinary gain as hereinafter described and after utilizing the Company's operating loss to offset such gain for tax purposes.

	Extraordinary Gain. In the first quarter of 2000, the Company recognized an extraordinary gain of $18.959 million as the result of the acquisition of $24.549 million principal amount at maturity of Senior Discount Notes for a cost of $4.652 million, net of fees. The extraordinary gain is net of transaction fees of $247,000 and the write off of $625,000 of debt issuance costs. These acquisitions followed the acquisition of $45.25 million principal amount at maturity of Senior Discount Notes during the fourth quarter of 1999.

	In the third quarter of 2000, the Company completed the exchange of $76.42 million principal amount at maturity of Senior Discount Notes for an aggregate of $13.76 million, in
	cash, approximately $5 million principal amount of the Company's 10% Guaranteed Secured Notes due August 1, 2001
(the "10% Notes"), approximately $5 million principal amount of the Company's 8% Guaranteed Secured Notes due August 1,
2004 (the "8% Notes"), and 39,985 shares of the Company's newly-created Series A-1 Convertible Preferred Stock, $1.00 par value ("Series A-1 Preferred Stock"), plus cash in lieu of fractional shares. The 10% Notes and 8% Notes are recorded with interest through maturity. The notes submitted for exchange represented 100% of the remaining outstanding Senior Discount Notes. The Company recognized an extraordinary gain of $45.870 million, net of transaction fees of $1.177 million and the write off of $1.722 million of debt issuance costs.

Liquidity and Capital Resources

As of September 30, 2000, the Company had net working capital of $2,713,000, reflecting cash and cash equivalents of $5,688,000, compared to net working capital of $41,165,000, reflecting cash and cash equivalents of $37,386,000 at December 31, 1999. The decrease in net working capital and in cash and cash equivalents resulted primarily from the funding of the Company's operations, the acquisition by the Company of its outstanding Senior Discount Notes and the Company's purchase of securities of NewCheck. As described below, on July 6, 2000 the Company used cash of $13,755,240, and issued additional securities, to retire its outstanding Senior Discount Notes.

Net cash used in operations was $6,647,000 for the nine months ended September 30, 2000, compared to net cash of $10,095,000 used for operating activities for the same period in 1999, resulting primarily from the net losses (prior to accounting for the 2000 extraordinary gain of $64,828,000) of $15,689,000 and $25,576,000, respectively, for such periods.
 In the first nine months of 2000, the net cash used in operations also reflected a decrease in accounts receivable (net of allowance for doubtful accounts) of $361,000 and a decrease in inventory (net of reserves) of $1,476,000, compared to an increase in accounts receivable (net of allowance for doubtful accounts) of $100,000 and a decrease in inventory (net of reserves) of $688,000 during the comparable period in 1999. In the first nine months of 2000, the net loss included $784,000 of non-cash interest expense, compared to $12,978,000 of such expense in the prior year. See Note 5 of the Notes to Condensed Consolidated Financial Statements included under "Item 1. Financial Statements" of
Part 1 of this report with respect to write-downs of the securities of NewCheck held by the Company and amortization of the difference between the Company's investment and the initial underlying value of its share of the net assets of NewCheck, which information is incorporated by reference herein. During the nine months ended September 30, 2000, the Company recorded a net operating loss of $8,983,000, excluding $64,828,000 of gain ($45,870,000 in the third quarter) recognized upon acquisition by the Company of Senior Discount Notes.

Cash used in investing activities totaled $6,644,000 for the nine months ended September 30, 2000 compared to $298,000 of cash used in investing activities for the same period in 1999. The increase in investing activities was primarily due to the investment of $1,950,000 in NewCheck equity and $4,550,000 in NewCheck convertible debt.

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

Cash used in financing activities during the nine months ended September 30, 2000 was $18,407,000 to acquire all of the outstanding principal amount at maturity of Senior Discount Notes. Cash used in financing activities in the first nine months of 1999 totaled $5,000,000, resulting from the repayment of indebtedness to the CDA, which matured in August 1999.

In January 1997, the Company completed the private sale of 147,312 Units, consisting of $147,312,000 principal amount at maturity of its Senior Discount Notes and the 1997 Warrants, which were sold to investors at a price aggregating $100 million ($95 million net proceeds to the Company). The 1997 Warrants are exercisable through February 1, 2004 with respect to an aggregate of 2,538,258 shares of Common Stock, at a per share price of $5.23. During the first quarter of 2000, the Company repurchased $24.549 million aggregate principal amount at maturity of Senior Discount Notes in open market transactions from holders who were not affiliated with the Company for an aggregate purchase price of $4.65 million. On July 6, 2000, the Company completed the exchange of $76,418,000 principal amount at maturity of its Senior Discount Notes for an aggregate of $13,755,240, in cash, approximately $5,000,000 principal amount of the Company's 10% Guaranteed Secured Notes due August 1, 2001, approximately $5,000,000 principal amount of the Company's 8% Guaranteed Secured Notes due August 1, 2004, and 39,985 shares of Series A-1 Preferred Stock, plus cash in lieu of fractional shares. The 10% Notes and 8% Notes are recorded with interest through maturity. The notes submitted for exchange represented 100% of the outstanding Senior Discount Notes.

The Company's 10% Notes accrue interest payable at the rate of 10% per annum, semi-annually, through issuance of additional 10% Notes. Upon consummation by the Company of specified equity transactions (the "Equity Investment") aggregating at least $20 million over any twelve-month period (including any cash distributions on the Company's investment in NewCheck), the 10% Notes will be subject to mandatory prepayment. The Company's 8% Notes accrue interest payable at the rate of 8% per annum, semi-annually, through issuance of additional 8% Notes. Upon consummation by the Company of specified equity transactions aggregating at least $40 million on a cumulative basis from Closing, the 8% Notes will be subject to mandatory prepayment.

The 10% Notes and 8% Notes (the "Notes") are subject to prepayment at the election of the Company, in the case of the 10% Notes without premium and in the case of the 8% Notes at premiums ranging up to eight percent of the principal prepaid. Upon specified change-in-control events, the Notes will be subject to mandatory prepayment at specified premiums. The Notes are guaranteed by the Company's subsidiaries and are collateralized by the assets of the Company and its subsidiaries. The Notes contain covenants that, among other matters, restrict distributions on the Common Stock, and limit the ability of the Company and its subsidiaries to incur indebtedness for borrowed money and create liens on their assets.

The Series A-1 Preferred Stock does not entitle the holders to dividends or, except in limited circumstances, voting rights. The Series A-1 Preferred Stock entitles the holders to a liquidation preference per share of $100 and, subject to specified exceptions, is subject to automatic conversion upon consummation of the Equity Investment, into the same securities offered in such transaction and at the same price, payable by application of the liquidation preference of the Series A-1 Preferred Stock. Under certain limited circumstances, up to five percent of the preferred shares may be subject to mandatory redemption, at the option of the holder, following consummation of the Equity Investment.

The Company expects net losses and negative cash flows from operations to continue through the current fiscal year. As a result of the factors set forth above, the Company believes that its existing resources will be sufficient to meet the Company's currently anticipated operating and capital expenditure requirements as it implements its business strategy into the second quarter of 2001, after which there is significant uncertainty about the Company's ability to continue to conduct its operations as a going concern. The Company's ability to service its indebtedness, including payment of the 10% Notes, due in August 2001, and meet its other obligations will depend, among other factors, on the acceptance of the Company's system in its intended market and the Company's success in implementing its business strategy and achieving large scale commercialization of the ERS ShelfNet System.

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

The Company utilizes sensitivity analysis, along with other techniques, as a basis for measuring the impacts that market risk exposure may have on the fair value of the Company's debt and financial instruments. If market interest rates were to increase immediately and uniformly by ten percent from levels at September 30, 2000, the decline in fair value
of the portfolio would not be material.   The Company's long-
term debt bears interest, for the most part, at a fixed rate and, therefore, relative to its long-term debt, an immediate ten percent change in the market interest rates would not materially impact the Company's financial statements.

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

	Form 10-Q for the Nine Months Ended
September 30, 2000


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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

(a) On October 13, 2000, the Company convened its
Annual Meeting of Stockholders (the "Annual
Meeting").

(b) Not applicable because (i) proxies for the Annual
Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934 together with the Company's Proxy Statement dated September
15, 2000; (ii) there was no solicitation in opposition to management's nominees as listed in such Proxy Statement; and (iii) all of such nominees were elected.

(c) At the Annual Meeting, the Company's stockholders voted in favor of the election of management's nominees for election as directors of the Company.
The holders of 15,496,315 shares voted in favor of, and the holders of 30,712 shares withheld their vote for, the election of David Diamond; the holders of 15,496,315 shares voted in favor of, and the holders of 30,712 shares withheld their vote for, the election of Bruce F. Failing, Jr.;
the holders of 15,496,315 shares voted in favor of, and the holders of 30,712 shares withheld their vote for, the election of Norton Garfinkle;
the holders of 15,496,315 shares voted in favor of, and the holders of 30,712 shares withheld their vote for, the election of Michael Persky;
and the holders of 15,496,315 shares voted in favor of, and the holders of 30,712 shares withheld their vote for, the election of Donald E.
Zilkha.

At the Annual Meeting, the stockholders voted in favor of a proposal to approve an amendment to the Company's 1993 Employee Stock Option Plan in order to increase the number of shares issuable pursuant to the exercise of options under such plan from 3,500,000 to 4,500,000 shares of Common Stock of the company. The holders of 15,334,970 shares voted in favor of, the holders of 167,807 shares voted against, the holders of 24,250 shares abstained and there were no broker non-votes with respect to approval of such proposal.

(d) Not applicable.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

		(a)	Exhibits

			The exhibits filed or incorporated by
reference as part of this Quarterly Report on Form 10-Q are listed on the attached Index to Exhibits.

		(b)	Current Reports on Form 8-K

			During the quarter ended September 30, 2000, the Company filed a Current Report on Form 8-
K dated July 6, 2000 reporting, under "Item
2. Acquisition or Disposition of Assets" thereunder, the acquisition by the Company of its outstanding Senior Discount Notes. No financial statements were included with such report.

	Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        						ELECTRONIC RETAILING SYSTEMS
                        						 INTERNATIONAL, INC.


November 14, 2000			          s/Bruce F. Failing, Jr.
-----------------		          	-------------------------
Date						                    Bruce F. Failing, Jr.
                        						Vice Chairman and Chief
                        						 Executive Officer


November 14, 2000			          s/Jerry McAuliffe
-----------------	          		-------------------------
Date			                    			Jerry McAuliffe
                        						Chief Financial Officer
                        						(principal financial and
                          						 accounting officer)

	Electronic Retailing Systems International, Inc.

	Form 10-Q for the Three Months Ended September 30, 2000

	Index to Exhibits

	Exhibit Number		      Document Description
	--------------		      --------------------

	  10(a)			            Electronic Retailing Systems, Inc.
                       1993 Employee Stock Option Plan

	  11				              Statement of Computation of Per
                       Share Earnings

	  27				               Financial Data Schedule, which is
                        submitted electronically to the
                        Securities and Exchange Commission
                        for information only and is not
                        filed.