Form 10-K
period 2000-12-31
ELECTRONIC RETAILING SYSTEMS INTERNATIONAL INC
filed 2001-04-02
CIK 898747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION
13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  	to

Commission file number 0-21456

ELECTRONIC RETAILING SYSTEMS INTERNATIONAL, INC.
-------------------------------------------------
(Exact name of registrant as specified in its charter)

	Delaware					           06-1361276
--------------------------------	          ------------------	-
(State or other jurisdiction of			(I.R.S. Employer
 incorporation or organization)			 Identification No.)

	488 Main Avenue
	Norwalk, Connecticut					 06851
-------------------------------			-------------------
(Address of principal executive offices)		(Zip Code)

Registrant's telephone number, including area code: 203-849-2500

Securities registered pursuant to Section 12(b) of the Act: None

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

Aggregate market value as of
 March 12, 2001   						$4,784,980

	Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Common Stock, $.01 par value,
 	 	 as of March 12, 2001			21,345,383 shares

DOCUMENTS INCORPORATED BY REFERENCE

	List hereunder the documents, all or portions of which are incorporated by reference herein, and the part of the Form 10-K into which the document is incorporated: Proxy Statement to be filed with respect to the 2001 Annual Meeting of Stockholders-Part III.



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

	In February 2000, the Company acquired an interest in NewCheck Corporation ("NewCheck"), of Jacksonville, Florida, which also does business under the name of Productivity Solutions, Inc. NewCheck is engaged in the development and commercialization of retailing productivity solutions, for use in supermarkets and other retail environments similar to those addressed by the Company's system. NewCheck's ACM(R) Self Checkout (the "ACM Self Checkout"), an automated self-checkout machine, is designed to enable shoppers to scan their items at a self-checkout lane and then either pay at the lane or at a centrally-located pay station. The securities acquired at closing by the Company represent approximately 18% of NewCheck's outstanding voting securities. The Company has the right to acquire additional securities of NewCheck and, under a management agreement extended to NewCheck, to manage NewCheck's operations. The Company believes that the benefits to it from its interest in and continued support to NewCheck extend to the ability to utilize marketing efforts relative to the NewCheck product to familiarize the same customers with the Company's products and the ability subsequently to allocate significant portions of the Company's general, administrative and other costs to NewCheck through the management contract, as well as participation in the gains from developing the NewCheck product. See "Agreements with NewCheck Corporation" below. At December 31, 2000, the Company recorded certain impairment charges against its interest in NewCheck, as more fully described under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources."

	In addition, as more fully described under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources," in the third quarter of 2000 the Company completed the exchange of $76.4 million principal amount at maturity of its 13-1/4% senior discount notes due 2004 (the "Senior Discount Notes") for an aggregate of $13.8 million in cash, approximately $5 million principal amount of its 10% Guaranteed Secured Notes due August 1, 2001 (the "10% Notes"), approximately $5 million principal amount of its 8% Guaranteed Secured Notes due August 1, 2004 (the "8% Notes") and 39,985 shares of its newly-created Series A-1 Convertible Preferred Stock, $1.00 par value ("Series A-1 Preferred Stock"). The notes submitted for exchange represented all of the remaining outstanding Senior Discount Notes, and followed the acquisition in open market transactions during the first quarter of 2000 of $24.5 million principal amount at maturity of Senior Discount Notes for an aggregate purchase price of $4.7 million, and the acquisition in open market transactions and as a result of a tender offer during the fourth quarter of 1999 of $46.3 million principal amount at maturity of Senior Discount Notes for an aggregate purchase price of $7.2 million.

	Management believes that the Company's current resources will enable the Company to fund operations, including the Company's interim financing commitments to NewCheck, into the second quarter of 2001. In the event the Company is unable to raise additional financing, the Company's operations would need to be scaled back or discontinued. These factors raise substantial doubt about the Company's ability to continue its operations as a going concern. Management is proactively seeking sources of additional financing in order to support operations and meet the Company's debt obligations, is investigating opportunities for creation of various forms of alliances with unaffiliated parties in order to sustain its ESL operations and is engaged in discussions with the holders of its debt obligations with respect to arrangements that would avoid default in payment obligations that become due in the third quarter of 2001, but there can be no assurance that any such additional financing or other such transaction would be available on terms reasonable to the Company or would be consummated. As a result of these conditions, the report of independent accountants to the Company's Consolidated Financial Statements included in response to "Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K" has been modified to emphasize the substantial doubt regarding the Company's ability to continue as a going concern.

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

Business Strategy

	The Company's principal objective has been to achieve increasing revenue through greater market penetration of the ERS ShelfNet System. To achieve this objective, the Company has pursued a strategy that includes the following key elements:

		Initial Focus on Supermarket Sector. The Company has initially focused its marketing efforts on the supermarket sector because of the Company's established relationships with supermarket chains and because of the Company's belief that supermarket operators generally are more receptive than other retailers to utilizing technology to reduce operating costs and improve productivity. The Company estimates that, as of December
31, 2000, of the approximately 31,500 supermarkets in the United States, approximately 225 stores were operating
ESL systems.

		Reduce Manufacturing Costs. The Company has continued its efforts to reduce the cost of manufacturing its wireless ESLs through the application of established chip manufacturing techniques to the ESL's integrated circuit, the integration of various components in the ESL and the achievement of significant economies of scale expected as a result of the higher manufacturing volumes the Company believes will arise from the implementation of its marketing plans.

		Value-Added Applications. In order to increase the appeal of the Company's system to prospective customers
(by increasing the level of potential cost savings) and to encourage existing customers to install additional systems, the Company intends to develop additional productivity enhancing applications for the ERS ShelfNet
System.

The Company believes that the benefits to it from its interest in and continued support to NewCheck extend to the ability to allocate significant portions of the Company's general, administrative and other costs to NewCheck through its management contract with Newcheck and the ability to utilize marketing efforts relative to the NewCheck product to familiarize the same customers with the Company's products, as well as participation in the gains from developing the NewCheck product.

Retail Industry Overview

	The Company's target market for the ERS ShelfNet System consists of retailers that stock a large number of stockkeeping units ("SKUs"), operate in highly competitive environments, have relatively low margins and change prices frequently. Such retailers include supermarkets, discount mass merchandisers, chain drug stores and convenience stores. The approximate number of supermarkets, discount mass merchandisers, chain drug stores and convenience stores in the United States is set forth in the table below. The table does not include the European market, where the aggregate number of comparable stores is greater than in the United States.

			Type of Store			Number of Stores
			--------------		     -----------------

		Supermarkets				31,500
		Discount mass merchandisers		10,600
		Chain drug stores				17,600
		Convenience stores				57,500
				         -------
		Total				117,200
				         =======
Source:  Progressive Grocer Annual Report, April 2000; Chain Store
Guide 2000.

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

The ERS ShelfNet System

	The Company's ESL system replaces paper price tags on retail shelves with liquid crystal display labels and transmits pricing and other information to and from the shelf edge. The Company's new generation ERS ShelfNet System provides spread spectrum microwave transmission of data directly to wireless ESLs. The enhanced ERS ShelfNet System is designed to provide additional flexibility and convenience to customers by expanding potential coverage by the Company's ESLs to the entire store and allowing the retailer to change store placement of the ESLs more easily.
The Company believes that the cost to the customer of installing and maintaining the Company's wireless ESLs will be lower than that of its prior ESL system, which required the wiring of store aisles.

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

Marketing and Sales

	The Company will continue to focus its marketing efforts with respect to the ERS ShelfNet System on major national and regional supermarket chains. The Company believes that each supermarket chain will typically choose a single supplier of ESL systems to maximize chainwide efficiency. Therefore, the Company's marketing strategy is to make installations in a small number of stores in each of the largest supermarket chains in North America and then to build upon such installations by installing systems through the rest of the chain's stores. In response to retailing trends, the Company has also increased its marketing efforts to mass merchandisers.

	The Company's marketing efforts are premised on the adoption of the ERS ShelfNet System in four successive phases, as follows:

?	Detailed review of store procedures and systems and
documentation of expected cost savings and benefits;

?	Agreement for multi-store adoption of the ERS
ShelfNet System subject to design, installation and implementation of a single store evaluation system and concurrent design of integration plans, operating procedures and training programs for broader use by the retailer;

?	Installation of the first group of stores within a
chain, defined by a geographic or merchandising region, to establish final chain-wide operating procedures; and

?	Chain-wide commercial rollout.

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

	In addition, the Company will continue to investigate the feasibility of marketing its system through indirect channels such as value added resellers and distributors. In 1997, the Company entered into a five-year agreement with Symbol Technologies, Inc. ("Symbol"), granting Symbol the right, subject to specified exceptions and exclusion of certain markets in the United States, to resell the Company's products worldwide and, subject to achievement of specified market penetration objectives, the exclusive right to resell the Company's products in Europe. Pursuant to such arrangements and subject to meeting certain minimum sales criteria, Symbol would also have the right to manufacture the Company's ESL system. The Company has not generated any revenues under its arrangements with Symbol.

	The Company has also marketed the ERS ShelfNet System under its arrangements called Save-As-You-Go (the "SayGo Plan"). Under the SayGo Plan, the Company owns the system and, with no upfront cash cost to the retailer, furnishes the system to retailers who pay monthly fees to the Company based largely on their actual usage of the system. Under the SayGo Plan, the Company furnishes the system to qualified customers, identified by the Company as those retailers who meet minimum requirements with respect to price change potential per store and number of ESLs ordered. The Company's contract with such customers typically provides for charges to be billed to the customer monthly based on usage of the system. The Company currently has one system installed under the SayGo Plan.

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

Customers

As of December 31, 2000, the Company's ESL systems were installed in 82 U.S. retail stores, including those owned by such leading supermarket chains as Stop & Shop Supermarket Company ("Stop & Shop"), Big Y Foods, Inc., Shaw's Supermarkets, Inc. ("Shaw's"), The J.H. Harvey Company ("Harvey's"), K Mart Corporation, Winco Foods, Inc. ("Winco"), Safeway, Inc. ("Safeway") and Schnuck Markets, Inc. ("Schnucks"). Installations at December 31, 2000 reflect the determination of Rite-Aid Corporation not to renew its arrangements under which the Company furnished the system in ten stores in exchange for charges based on usage, and the removal of the systems from these stores.

	As of December 31, 2000, the Company had installed its new generation system in 14 Shaw's stores, 36 Stop & Shop stores, one Harvey's store, two Schnucks stores, one Winco store and one Safeway store. As of December 31, 2000, the Company had received purchase orders covering four new generation systems from Stop & Shop, four from Shaw's and, subject to satisfaction with the performance of the system, one from Publix Supermarkets, Inc., all of which the Company plans to install in 2001.

	During the year ended December 31, 2000, Stop & Shop and Shaw's accounted for 76% and 10%, respectively, of the Company's consolidated revenues; during the year ended December 31, 1999, Stop & Shop and Shaw's accounted for 80% and 10%, respectively, of the Company's consolidated revenues; and during the year ended December 31, 1998, Stop & Shop and Shaw's, accounted for 59% and 29%, respectively, of the Company's consolidated revenues. The failure of such customers to continue to utilize systems from the Company could have a material adverse effect on the business of the Company. Additionally, customers who account for significant portions of the Company's revenues may have the ability to negotiate prices for the Company's products and services that are more favorable to such customers and that result in lower profit margins for the Company.

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

	The Company's customer service group is staffed with employees experienced in POS and other retail systems. The Company also has an agreement with Data Cabling & Engineering, Inc., under which the Company obtains support in installation and project management services. The Company offers standard maintenance contracts to its customers which, under the SayGo Plan, do not entail additional charges other than for specified extended services.

Manufacturing

	The Company utilizes third parties to manufacture and assemble the components comprising the ERS ShelfNet System. The Company's ESLs currently incorporate a microprocessor which is supplied solely by Sanyo Semiconductor Corporation. While the Company, on the basis of its familiarity with the design of such microprocessor and the capabilities of other sources, believes that other suppliers could produce equivalent microprocessors within approximately four months of notification by the Company, any inability to obtain microprocessors from its current supplier in sufficient quantities could result in a temporary interruption of the Company's production of ESLs and any such replacement supplier could charge more for such production or produce a lower-quality unit, thus diminishing the Company's revenues and income from operations. The Company's policy is to maintain an inventory of microprocessors sufficient to meet substantially all of its requirements during any such period. The Company intends to evaluate, from time to time, establishing relationships with other manufacturers of microprocessors to provide a second source of supply for its ESLs.

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

	During the years ended December 31, 2000, 1999 and 1998, the Company incurred expenses for research and development activities of $4,049,000, $5,460,000, and $3,928,000, respectively. In the year ended December 31, 1998, the Company capitalized an aggregate of $373,000 in costs of internal labor and outside services associated with product development. No such costs were capitalized during 1999 and 2000.

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

	The Company holds 20 United States patents and seven foreign patents, and has five additional United States patent applications, one United States provisional patent application and four foreign patent applications pending. The Company also has other applications under preparation and intends to continue to file patent applications on its novel products and systems.
Certain of these patents and patent applications are directed to salient features of the Company's ESL system, in particular relating to the ESL and associated hardware, and the communications network linking the components of the system.

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

Competition

	The Company believes that the only ESL system suppliers offering a product currently competing with the Company's system in the United States are Telepanel, Pricer Inc., an affiliate of Pricer A.B. ("Pricer") and, recently, NCR and Display Edge Technology, Ltd. ("DET"). Telepanel has publicly reported the existence of an arrangement with IBM whereby IBM may market the Telepanel system. NCR and DET also have developed and have introduced ESL systems in the United States. Outside of the United States, in addition to Pricer, the Company expects to compete with a number of companies with ESL systems under development.

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

Government Regulation

	Accuracy in pricing on the part of supermarkets has been an objective of state and local regulation. At least 17 states currently have laws or regulations requiring some form of "unit pricing" (which require prices and price per measure to be displayed either on the package or the shelf), and at least five states (and other local jurisdictions) have laws requiring "item pricing" (which require the marking of prices on individual consumer packages for some or all products in the retail store). The existence of item pricing laws applicable to any of the Company's intended customers increases such customers' costs of providing price information to consumers and may decrease or eliminate some of the potential benefits of implementation of the ERS ShelfNet System. In the State of Minnesota, item pricing is not required if the price is clearly presented on the shelf and consumers are offered the means by which to mark individual items. In the State of Connecticut, the item pricing law allows the State's Commissioner of Consumer Protection to exempt from item pricing requirements stores employing an approved ESL system. The Commonwealth of Massachusetts has conducted trials of ESL systems in support of its consideration of regulation which may encourage the installation of such systems.

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

Agreements with NewCheck Corporation

	In February 2000, in exchange for payments aggregating $6.5 million, the Company acquired 262,802 shares of the newly-created Series C Convertible Preferred Stock, $.0001 par value (the
"Senior Preferred Stock"), of NewCheck, together with NewCheck's
8% Convertible Promissory Note (the "Convertible Note") in the aggregate principal amount of $4.6 million, convertible into an additional 613,205 shares of Senior Preferred Stock. The shares of Senior Preferred Stock acquired at closing by the Company represent approximately 18% of NewCheck's outstanding voting securities. In December 2000, the Company committed to its portion, in an amount up to $2.5 million, of interim financing for the benefit of NewCheck, as part of arrangements entered into by NewCheck's principal stockholders and which will be convertible into additional equity of NewCheck in certain circumstances. For additional information concerning the terms of the securities acquired by the Company and such additional financing, and impairment charges recorded by the Company against such assets at December 31, 2000, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources," which information is incorporated by reference herein.

	NewCheck Business

	ACM Self Checkout. NewCheck is engaged in the development and commercialization of retailing technology productivity solutions for use in supermarkets and other retail environments similar to those addressed by the Company's system. NewCheck's ACM Self Checkout is designed to enable shoppers to scan their items at a self-checkout lane and then either pay at the lane or at a centrally- located pay station. The Company believes that the ACM Self Checkout enables retailers to reduce labor requirements at the front-end of the store, as a result of lesser staffing and training needs and the ability to handle traffic variations without the deployment of additional personnel, thereby raising such retailers' gross margins and lowering their operating costs in the highly-competitive U.S. retailing market.

	The ACM Self Checkout is intended to achieve labor efficiencies for retailers as a result of such features as:

System
 Familiarity	The ACM Self Checkout closely resembles
a conventional checkout lane. With color touch screens and conveyor-based lanes, the system is intended to look and operate like checkout lanes familiar to retailer customers.

User-Friendly	Systems that are easier to use are
typically used more often and, as a
result of innovations in self-checkout
technology, the ACM Self Checkout is
targeted for ease of use by the retail
customer. User interface features such
as simplified color touch screens,
multi-media instruction which includes
voice synthesized assistance, online
look-up screens, scale weight displays
and electronic receipts are designed to
guide the customer more rapidly through
checkout. Because the system is
integrated with the store's POS systems, it allows real-time price and description verification as the customer scans.

Flexibility	Because self-checkout systems operate on
a 24-hour basis, staffing requirements
for cashiers may decrease significantly.
At the same time, the ability of the ACM
Self Checkout to process both full size
and express size orders, at any time of
day, enhances the retailer's use of the
system as a substitute for a
conventional lane. The configuration of
the ACM Self Checkout is designed to
permit its use at any location to the
front end of the store, and to be
converted to a conventional lane in
special circumstances.

Rapid
 Throughput	Customer preferences for better, faster
self-service, which have been
implemented through automated teller
machines in banking transactions and
pay-at-the pump credit/debit card
machines for fuel service stations, are
among the principal rationales for self-checkout. The Company believes that many customers will choose familiar, user-friendly systems over the conventional alternatives, thereby enhancing throughput generally in the store.
Multiple payment options available at
the lane further contribute to rapid
transaction throughput, as well as the
ACM Self Checkout's ability to process
different size orders at any time. In
addition, through the introduction self-checkout lanes, wait time may be lowered at all lanes, including conventional lanes.

	The ACM Self Checkout is designed to substitute for the conventional lane and enable customers to process purchases through the following sequential steps:

?	the customer scans each item, guided by audio and video
instructions throughout the checkout process;

?	each item is then placed on the center of the conveyor
belt, and then checked for weight and dimensional security;

?	for produce and non-bar coded items, the customer selects
a photograph of the item purchased from among the icons displayed on the touch-screen;

?	when finished, the customer touches the "finish and pay"
icon;

?	the customer may then pay at the lane with cash, credit or
debit payment, or at a pay station with any form of payment; and

?	bagging of the order is accomplished in a distinct area,
so as to permit more than one order to be processed at the same time (with store baggers during peak hours to increase throughput, at the option of the retailer).

	NewCheck Strategy

	NewCheck's primary target market consists of supermarkets and mass merchandising retailers in the United States. NewCheck's ACM Mini is designed to extend the advantages of the system to additional markets, such as drug stores and convenience stores.
See "Retail Industry Overview" above for a description of the retail environment in which NewCheck operates. As a result of its focus on major national and regional chains, the NewCheck ACM Self Checkout is installed in stores owned by Great Atlantic & Pacific
Tea Co., Food Lion LLC, Giant Eagle, Inc., Hannaford Brothers,
Inc., The Stop & Shop Supermarket Company, Wal-Mart Stores, Inc., Weis Markets Inc., Winn-Dixie Stores, Inc. and Big V Supermarkets Inc.

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

	In exchange for the Management Agreement, the Company is entitled to reimbursement of the costs of performance, including an allocated portion of the Company's general and administrative expense. In addition, in exchange for the Management Agreement, the Company holds 850,000 ten-year warrants (net of 260,000 warrants assigned by the Company to one of its executive officers), with an exercise price of $.001 per share, exercisable after the first year to acquire shares of NewCheck's common stock, $.0001 par value (the "NewCheck Common Stock"), equal to approximately 12% of NewCheck's outstanding voting securities (giving effect to such warrants and to the conversion of the
Convertible Note).   The Company received additional ten-year
warrants (certain of which were assigned by the Company to an aggregate of four of its executive officers), exercisable at the same price per share with respect to specified percentages of the outstanding NewCheck Common Stock, that vest in the event the equity value of NewCheck exceeds specified levels during the three
years after closing.   Under the Management Agreement, the Company
will administer a stock option plan authorized by NewCheck's Board of Directors with respect to shares of NewCheck Common Stock, equal to up to 15% of the securities of NewCheck outstanding at closing (on a fully-diluted basis), which may be granted to officers, employees and consultants of NewCheck (including officers and employees of the Company).

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

Employees

	As of December 31, 2000, the Company had 69 employees, consisting of 34 engaged in engineering, development and manufacturing support, eleven in marketing and sales activities, thirteen in customer services and eleven in general administrative and executive functions. The Company does not have a collective bargaining agreement with any of its employees and considers its relationship with its employees to be good.

Executive Officers

	The executive officers of the Company, and their respective ages and positions with the Company, are as follows:

	Name				Age			Position
	--------			------		-----------

Norton Garfinkle		70		Chairman of the Board
Bruce F. Failing, Jr.	52		Vice Chairman of the Board
							 and Chief Executive Officer
Michael Persky			37		President
Jerry McAuliffe			37		Vice President, Chief
 Financial Officer
Frank Romano			38		Vice President, Engineering
Paul Lavoie			40		Vice President, Sales
Norman Tsang			36		Vice President, Marketing

	Mr. Garfinkle, the Company's Chairman of the Board, is a founder of the Company. Since 1970, Mr. Garfinkle has also been the Chairman of Cambridge Management Corporation, which manufactures and markets the DAP series of massively parallel processing computers, and has also served during this period as Chairman of its affiliates, including Oxford Management Corporation, which specialize in the research and development of new technologies. From 1985 to 1988, Mr. Garfinkle was Chairman of Oral Research Laboratories, Inc., a manufacturer of dental hygiene products founded by Mr. Garfinkle. Mr. Garfinkle also served as a director of Actmedia, Inc. from 1975 to 1978 and from 1983 to 1988. Mr. Garfinkle is a director of eSynch Corporation.

	Mr. Failing, the Company's Vice Chairman of the Board and Chief Executive Officer, is a founder of the Company, and served as President through February 1997. In 1973, Mr. Failing co-founded Actmedia, Inc., a provider of in-store advertising for the supermarket industry, and was President and Chief Executive Officer of Actmedia, Inc. until its sale in 1989.

	Mr. Persky has been President and Chief Operating Officer of the Company since 1998, having joined the Company and become Vice President-Marketing in 1997. Prior to joining the Company, Mr. Persky was Vice President-Marketing for Executone, Inc., a manufacturer of telephone systems, since 1996. Prior to 1996, Mr. Persky held various marketing positions with Octel Communications (formerly VMX, Inc.), a voice mail supplier, the last of which was as Marketing Director, Europe, Middle East and Africa.

Mr. McAuliffe has been Vice President, Chief Financial
Officer of the Company since January 1999. From 1997 until joining the Company, Mr. McAuliffe was Chief Financial Officer of Ubiq Communications, Inc., a specialty wireless messaging and information company, and from prior to 1996 to 1997 served as Chief Financial Officer of Ovid Technologies, Inc., a software and internet based information technology company.

Mr. Romano has been Vice President, Engineering of the
Company since March 2000, having joined the Company as Director, Hardware Engineering in May 1999. Prior to joining the Company, Mr. Romano served as Director, Manufacturing and Corporate Quality of Comtec Information Systems Inc., a developer of wireless portable printers and hand held terminals, since 1997. Prior to 1996, Mr. Romano held various positions in product development with GTECH Corporation, which provides online gaming systems, the last of which was as Manager, Product Engineering.

Mr. Lavoie has been Vice President, Sales of the Company since January 1999, having joined the Company as Vice President, Marketing in 1998. From prior to 1996 to 1998, Mr. Lavoie held various marketing positions with News America Marketing, Inc. (formerly, Actmedia, Inc.), the last of which was as Senior Vice President, Retail Marketing.

Mr. Tsang has been Vice President, Marketing of the Company since January 1999. Prior to joining the Company, Mr. Tsang was Vice President, Marketing of Star Markets Company, a regional supermarket and natural foods chain from prior to 1996 to December 1998, prior to which he was a consultant with McKinsey & Company, a strategic consulting company.

ITEM 2. PROPERTIES

	The Company's executive offices are located at 488 Main Avenue, Norwalk, Connecticut. The Company currently leases approximately 9,000 square feet of space at such location, devoted to administrative, sales and product support uses, under a lease requiring payment of annual rent (in addition to utility charges and increases in operating expenses and real estate taxes) in an amount, currently, at approximately $160,000 increasing to approximately $209,000 in the final year of the lease (which expires August 2007), subject to the Company's right to terminate the lease in July 2002 or July 2004 upon payment of specified sums.

	The Company has entered into a lease arrangement in Boxborough, Massachusetts, with respect to approximately 22,500 square feet, which expires in September 2002 and requires annual rent (in addition to increases in operating expenses and real estate taxes) in an amount currently of approximately $285,000, increasing to approximately $290,000 in the final year of the lease. The space is used for engineering and development activities. The Company leases additional space at other smaller locations where required to support operations. The foregoing facilities are regarded by management as adequate in all material respects for the current requirements of the Company's business.

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

(d) 	Not applicable

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

			1999				 High				 Low
					  		-------			------

		First Quarter    		$3.13	  	   		$1.06
		Second Quarter    		 2.25	  	    		 1.13
		Third Quarter     		 2.00         		 0.63
		Fourth Quarter    		 2.06	   	    		 0.75

		2000  			 High				 Low
				  		-------			------
		First Quarter			$1.03				$0.81
		Second Quarter 			 0.94				 0.47
		Third Quarter1			 1.13			 0.56
		Fourth Quarter          	 0.94				 0.27

	Since July 11, 1996, the Common Stock has also been admitted to trading on the Alternative Investment Market of the London
Stock Exchange.

	As of March 12, 2001, the number of record holders of the Company's Common Stock was 501.

	The Company has never paid or declared any cash dividends on its Common Stock and does not intend to pay cash dividends on its Common Stock in the foreseeable future. The Company intends to retain its earnings, if any, for the future operation and expansion of its business. The payment of dividends in the future will depend upon the restrictions imposed by the 10% Notes and the 8% Notes, the Company's available earnings, the capital requirements of the Company, its general financial condition and other factors deemed pertinent by the Board of Directors. See Note
4 of the Notes to the Company's Consolidated Financial Statements included in response to "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity", which information is incorporated herein by reference.

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

	The following selected consolidated statement of operations and balance sheet data, insofar as it relates to each of the five years in the period ended December 31, 2000, has been derived from audited consolidated financial statements, including the consolidated balance sheet as of December 31, 2000 and 1999 and the related consolidated statement of operations for each of the three years in the period ended December 31, 2000 and the notes thereto.


						 	                 Year Ended December
31,
									 -------------------------
-------------------------
                             2000     1999       1998       1997      1996
									  ----     ----       ----
----      ----
                              (Amounts in thousands, except per share data)

Consolidated Statement
 of Operations Data:

Revenues....................  $4,582  $ 4,631    $ 3,764  $  1,972  $  5,002
Cost of goods sold..........   4,965    7,035      8,095     3,699     6,204
									   ------- -------    ----
---  --------  ---------
  Gross income (loss).......    (383)  (2,404)    (4,331)   (1,727)   (1,202)
									   ------- -------    ----
---  --------- ---------
Operating expenses:
 Selling, general and
  administrative............   7,119   11,476     12,671    12,394     6,310
 Research and development...   4,049    5,460      3,928     3,409     1,614
Depreciation and amorti-
  zation....................     881      402        375       301       162
Stock option compensation...      --       --         --        --        44
									   ------- --------   ----
----  --------   -------
  Total operating expenses..  12,049   17,338     16,974    16,104     8,130
									   ------- --------   ----
----  --------   -------
  Loss from operations...... (12,432) (19,742)   (21,305)  (17,831)   (9,332)
									   ------- --------   ----
----  --------   -------
Other income (expenses):
 Interest income............   1,101    2,680      3,982     4,982       302
 Interest expense...........  (5,629) (18,844)   (16,886)  (14,024)     (382)
Loss on disposals ..........    (247)    (787)      (104)       --        --
Loss on investments and
  and other assets..........  (6,414)      --         --        --        --
									   -------  -------   ----
----   -------   -------
Total other expense, net.... (11,189) (16,951)   (13,008)    9,042)      (80)
									   -------  -------   ----
----   -------   -------
Net loss before
  extraordinary item.......  (23,621) (36,693)   (34,313)  (26,873)   (9,412)

Extraordinary item:
   Gain on extinguishment
   of debt                    64,828    34,582      --   	     --   	   --
									  -------  --------   ----
----   --------   --------
Net income (loss)            $41,207  $(2,111)   $(34,313)  $(26,873)  $(9,412)
									  =======  ========
========   ========   ========
Earnings (Loss) per share:
 Weighted average number
  of common shares out-
  standing.................   21,291   21,264      21,233    21,096     16,169
									  =======  ========
=========  ========   ========
Basic gain/(loss) per common
  share
	Loss per share before
     extraordinary items     $ (1.11)  $(1.73)   $ (1.62)   $ (1.27)   $ (0.60)
   Extraordinary item           3.04     1.63         --        --       --
									  --------  -------   ----
-----  ---------  ---------
Net income (loss)         $  1.94   $(0.10)   $ (1.62)   $ (1.27)   $ (0.60)
								  ========  =======   =========
=========  =========

                                               December 31,
									   -----------------------
---------------------------
                              2000        1999     1998      1997      1996
									   -----       -----    --
---     -----     -----
                                           (Dollars in thousands)
Consolidated Balance
 Sheet Data:

Net working capital.......  $ (1,029)	$ 41,165  $ 65,697  $  88,372  $ 8,764
Total assets..............     7,430	  49,516    81,626    100,208   12,260
Long-term debt............     6,882	  98,208   124,057    113,102    4,989
Redeemable Preferred
  Stock...................	    3,999	     --	 --	       --	    --
Common stock purchase
 warrants.................     5,100	   5,100     5,100      5,100     --
Stockholders' (deficit)
 equity...................   (67,232)	 (56,854)  (54,742)   (20,476)   5,723



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

Since its inception in 1990, the Company has been engaged primarily in the development, design, market testing and sale of the ERS ShelfNet System. The Company subcontracts to third parties the manufacture and assembly of the components comprising the ERS ShelfNet System. In addition, the Company engages unaffiliated parties to augment its internal development resources and to assist it in the continued development of the ERS ShelfNet System. The Company has never been profitable and has incurred significant net operating losses and negative cash flow from operations to date. Since inception and through December 31, 2000, the Company has generated cumulative revenues of $26.6 million, and has incurred a cumulative net operating loss of approximately $134.3 million (prior to recording an extraordinary gain in 1999 and 2000 of an aggregate of $99.4 million in connection with the Company's acquisition of Senior Discount Notes). The Company expects losses and negative cash flow from operations to continue through the current fiscal year, and the accumulated deficit to increase.

	The market for the Company's ESL systems is in the development stage, and the Company estimates that, as of December 31, 2000, approximately 225 stores in the United States were operating such systems, out of a potential market in excess of 100,000 supermarkets and other stores. As a result, market acceptance of and demand for these systems are subject to a high level of uncertainty. The Company's success will depend upon the rate at and extent to which retailers choose to install ESL systems throughout their stores. The initial acceptance and rate of installation by retailers may be affected by numerous factors beyond the Company's control, including the customer's assessment of the benefits of and the need for ESL systems and the customer's available capital resources, and there can be no assurance that supermarket chains or other retailers will choose to install ESL systems in a significant number of their stores.

	In February 2000, the Company acquired an interest in NewCheck, which is engaged in the development and commercialization of retailing productivity solutions for use in supermarkets and other retail environments similar to those addressed by the Company's system. Under a management agreement extended to NewCheck, the Company manages NewCheck's operations within the parameters of a business plan authorized by NewCheck's board of directors. The Company believes that the benefits to it from its interest in and continued support to NewCheck extend to the ability to utilize marketing efforts relative to the NewCheck product to familiarize the same customers with the Company's products and the ability subsequently to allocate significant portions of the Company's general, administrative and other costs to NewCheck through the management contract, as well as participation in the gains from developing the NewCheck product. See "Liquidity and Capital Resources" below for information concerning impairment charges recorded by the Company at December 31, 2000 against the Company's interest in NewCheck.

	In order to pursue its business strategy, the Company has historically incurred substantial indebtedness. During the third quarter of 2000, an aggregate of $76.4 million, constituting all of the remaining outstanding Senior Discount Notes were acquired by the Company in exchange for $13.8 million in cash, $10 million principal amount of new indebtedness (recorded with interest through maturity) and $4 million liquidation preference of newly-created preferred stock. Such exchange followed the acquisition by the Company during fourth quarter 1999 and first quarter 2000 of an aggregate of $70.9 million principal amount at maturity of Senior Discount Notes.

	Management believes that the Company's current resources will enable the Company to fund operations, including the Company's interim financing commitments to NewCheck, into the second quarter of 2001, after which, in the event the Company is unable to raise additional financing, its operations would need to be scaled back or discontinued. These factors raise substantial doubt about the Company's ability to continue its operations as a going concern. Management is proactively seeking sources of additional financing in order to support operations and meet the Company's debt obligations, including those that become due in the third quarter of 2001, but there can be no assurance any such financing will be available on terms reasonable to the Company or that the Company will be able to consummate any other transaction (as more fully described below under "Liquidity and Capital Resources") to address its liquidity requirements. As a result of these conditions, the report of independent accountants to the Company's Consolidated Financial Statements included in response to "Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K" has been modified to emphasize the substantial doubt regarding the Company's ability to continue as a going concern.

Results of Operations

	Year ended December 31, 2000 compared to
	 Year ended December 31, 1999

	Revenues. The Company's revenues were $4,582,000 in 2000, compared to $4,631,000 in 1999. In 2000, revenues were concentrated among two significant customers within the supermarket industry, comprising approximately 86% of total revenues, with one customer accounting for approximately 76%. Approximately 90% of total revenues in 1999 were attributable to two customers, with one customer accounting for 80%. For the year ended December 31, 2000, maintenance revenues increased to $968,000 from $788,000 in the prior year, due primarily to increased maintenance and billable service activity from a larger customer base of installations offsetting a reduction in maintenance revenue per installation for the Company's wireless system compared with the previous generation system.

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

	Cost of goods sold decreased to $4,965,000 in 2000 from $7,035,000 in 1999, resulting in a gross loss (cost of good sold in excess of revenues) in 2000 of 8% of total revenues compared to a gross loss of 52% in 1999. The margin improvement reflects a decrease in the amortization of capitalized software costs as a share of cost of goods sold and a decrease in maintenance labor. During the years 2000 and 1999, the Company recorded charges of $724,000 and $1,700,000, respectively, representing increases in its reserves for inventory.

	Warranty and maintenance expenses included in cost of goods sold decreased to $393,000 in 2000 from $677,000 in 1999, attributable to reductions in the cost to maintain the Company's wireless product. The Company anticipates that future warranty and maintenance expenses per installation will decrease, as a greater percentage of the installed base consists of wireless installations, and that the cost of goods sold as a percentage of revenues will decrease as a result of higher manufacturing volumes of its components, a decrease in the costs of the components and as the installation process is improved.

	Selling, General and Administrative. Selling, general and administrative costs consist of costs associated with selling and administrative staff, overhead, market research and development, and customer service personnel. Selling, general and administrative costs decreased $4,357,000, to $7,119,000 in 2000, compared to $11,476,000 in 1999. The 2000 results reflect the impact of the Company's cost reduction efforts during the year, including employee costs associated with a 45% headcount decrease. In addition, selling general and administrative costs in 2000 reflect a charge of $913,000 against amounts owed to the Company by NewCheck under the Management Agreement (see
"Liquidity and Capital Resources" below).

	Research and Development.  Research and development expenses
decreased to $4,049,000 in 2000 from $5,460,000 in 1999.    The
decrease reflects a reduction in overall hardware and software engineering activities resulting from a focus on core product enhancement and new product development.

	Depreciation and Amortization. The increase in 2000 to $881,000 from $402,000 in 1999 is due to a $584,000 charge for amortization of intangibles associated with the acquisition of the Company's investment in PSI during 2000.

	Interest Income. Interest income decreased to $1,101,000 in 2000 compared to $2,680,000 in 1999, due to decreased cash and cash equivalents available for investment.

	Interest Expense. Interest expense decreased to $5,629,000 in 2000 compared to $18,844,000 in 1999. Interest expense in 1999 included interest on amounts borrowed from the Connecticut Development Authority ("CDA"), which matured in August 1999, and, in both 1999 and the current year, non-cash interest on the Senior Discount Notes, all of which were acquired during the period from the fourth quarter of 1999 through the third quarter of 2000 as described below. With the consummation in January 1997 of the private sale (the "Private Placement") of 147,312 units
(the "Units") each consisting of Senior Discount Notes with a principal amount at maturity of $1,000 and one warrant
(collectively the "1997 Warrants") to purchase 17.23 shares of common stock, $.01 par value ("Common Stock"), the Company commenced recording interest on an amount equal to the gross proceeds from the Private Placement plus prior recorded and unpaid interest at the annual rate of 13.25%. Additional expense has been recorded as a result of the amortization of the discount recorded on the Senior Discount Notes (for value attributed to the 1997 Warrants) and the amortization of costs of issuance.
See "Liquidity and Capital Resources" below for information concerning the retirement of all outstanding Senior Discount
Notes.

	Loss on Investment and Other Assets and Impairment Loss on Investment. During 2000, the Company recorded a loss of $6,414,000 related to its investment in NewCheck, consisting of $3,273,000 in losses recorded under the equity method and an impairment charge of $3,141,000 (see "Liquidity and Capital Resources" below). The Company accounts for its investment in NewCheck under the equity method. NewCheck has experienced recurring losses. See Note 9 of the Notes to the Company's Consolidated Financial Statements included in response to "Item
14. Exhibits, Financial Statement Schedules and Reports on Form 8-K" with respect to the Company's reduction of its investment in NewCheck by an amount corresponding to its share of NewCheck's losses, as reflected in the statement of operations, and by additional impairment charges.

	Income Taxes. The Company has incurred net losses since inception which have generated net operating loss carryforwards for federal income tax purposes of approximately $34.2 million, which are available to offset future taxable income and expire through the year 2013 for federal income tax purposes. In consideration of the Company's accumulated losses and the uncertainty of its ability to utilize any future tax benefits resulting from these losses, the impact of this potential tax benefit has been eliminated in the Company's consolidated financial statements as of December 31, 2000 and 1999 (see Note 8 of the Notes to the Company's Consolidated Financial Statements included under "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K". During the years ended December 31, 2000 and 1999, the Company's net operating loss carryforwards were reduced as a consequence of the Company's recognition of extraordinary gain as hereinafter described, and after utilizing the Company's operating losses to offset such gain for tax purposes.

	Extraordinary Gain. In 2000 and 1999, the Company recognized extraordinary gains of $64,828,000 and $34,582,000, respectively. The 1999 gain is the result of the acquisition of $46,345,000 principal amount at maturity of Senior Discount Notes for a net cost of $7,183,000. Such gain is net of transaction fees of $818,000 and the write-off of $1,232,000 of debt issuance costs.

In the first quarter of 2000, the Company recognized an extraordinary gain of $18,959,000 as the result of the acquisition of $24,549,000 principal amount at maturity of Senior Discount Notes for a cost of $4,652,000, net of fees. Such gain is net of transaction fees, the write off of debt issuance costs and accrued interest. In the third quarter of 2000, the Company completed the exchange of $76,420,000 principal amount at maturity of Senior Discount Notes for an aggregate of $13,760,000, in cash, approximately $5,000,000 principal amount of the Company's 10% Notes, approximately $5,000,000 principal amount of the Company's 8% Notes, and 39,985 shares of the Company's Series A-1 Convertible Preferred Stock, plus cash in lieu of fractional shares. The 10% Notes and 8% Notes have been recorded with interest through maturity. The notes submitted for exchange represented 100% of the remaining outstanding Senior Discount Notes. The Company recognized an extraordinary gain of $45,869,000, net of transaction fees and the write off of debt issuance costs.

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

	Selling, General and Administrative. Selling, general and administrative costs decreased $1,195,000, to $11,476,000 in 1999, compared to $12,671,000 in 1998. The 1999 results reflect a decrease in compensation related expense from 1998 resulting from an overall decrease in employee headcount and the absence of costs associated with the proposed acquisition of Telepanel. In October 1997, the Company and Telepanel executed an agreement to combine, as a result of which the Company would have become the sole beneficial owner of the outstanding Telepanel common shares. In April 1998, such arrangements were terminated. Results for the year ended December 31, 1998 include direct transaction costs associated with the proposed combination of $381,000, while no such expense was recorded in 1999 or 2000.

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

	Income Taxes. In consideration of the Company's accumulated losses and the uncertainty of its ability to utilize any future tax benefits resulting from these losses, a full valuation allowance has been provided against the impact of this potential tax benefit in the Company's consolidated financial statements as of December 31, 1999 and 1998. During the year ended December 31, 1999, the Company's net operating loss carryforwards were reduced as a consequence of the Company's recognition of extraordinary gain as hereinafter described, and after utilizing the Company's 1999 operating loss to offset such gain for tax purposes.

	Extraordinary Gain. In 1999, the Company recognized an extraordinary gain of $34,582,000 as the result of the acquisition of $46,345,000 principal amount at maturity of Senior
Discount Notes for a cost of $7,183,000 net of fees. The extraordinary gain is net of transaction fees of $818,000 and the write-off of $1,232,000 of debt issuance costs.

      Liquidity and Capital Resources

	As of December 31, 2000, the Company had a net working capital deficiency of $1,029,000 reflecting cash and cash equivalents of $2,887,000, compared to net working capital of $41,165,000, reflecting cash and cash equivalents of $37,386,000 at December 31, 1999. The decrease in net working capital and in cash and cash equivalents resulted primarily from funding the Company's operations and the acquisition by the Company of its remaining outstanding Senior Discount Notes, and the Company's purchase of securities of and interim financing to NewCheck.

	Net cash used in operations was $8,851,000 in 2000, compared to net cash of $12,820,000 used for operating activities in 1999, resulting primarily from the net losses (prior to accounting for the extraordinary gains of $64,828,000 and $34,582,000, respectively) of $23,621,000 and $36,693,000, respectively, for such periods. In 2000, the net loss included $418,000 of non-cash interest expense, compared to $17,151,000 of such expense in the prior year. See Note 9 of the Notes to the Company's Consolidated Financial Statements included under "Item 14. Exhibits, Financial Statement Schedules and Reports on form 8-K" with respect to write-downs of the securities of NewCheck held by the Company and amortization of the difference between the Company's investment and the initial underlying value of its share of the net assets of NewCheck. During the year ended December 31, 2000, the Company recorded net income of $41,207,000, after including gain recognized upon acquisition by the Company of Senior Discount
Notes, compared to a net loss of $2,111,000 in 1999, after including gain recognized upon acquisition of such notes.

	Net cash used in operations during 2000 reflected an increase in trade accounts receivable (net of allowance for doubtful accounts) of $139,000 and a decrease in inventory (net of reserves) of $2,127,000, compared to an increase in accounts receivable (net of allowance for doubtful accounts) of $1,045,000 and a decrease of inventory (net of reserves) of $1,056,000 during the prior year. During 2000, current liabilities, excluding the current portion of long-term debt, decreased by $1,849,000 (including a decrease of $3,789,000 relating to the acquisition of the Company's Senior Discount Notes), reflecting decreases in outstanding trade payables and other accrued expenses, compared to an increase of $848,000 in the prior year.

	Cash used in investing activities totaled $7,244,000 in 2000 compared to $1,076,000 in 1999. The increase in investing activities was primarily due to the investment of $4,550,000 in NewCheck convertible debt, $1,950,000 in NewCheck equity and $497,000 in interim financing extended to NewCheck. Investing activities also included capital expenditures of $291,000 and $1,076,000 in 2000 and 1999, respectively.

	In February 2000, in exchange for payments aggregating $6,500,000, the Company acquired shares of NewCheck's newly-created Senior Preferred Stock, representing approximately 18% of NewCheck's outstanding voting securities, together with NewCheck's Convertible Note in the aggregate principal amount of $4,550,000, convertible into additional shares of NewCheck Senior Preferred Stock. The NewCheck Senior Preferred Stock is entitled, pursuant to its terms, to receive preferential dividends, payable semi-annually in additional shares of NewCheck Senior Preferred Stock, at the rate of 8% per annum on the liquidation preference per share, which cumulate if not paid, is subject to certain redemption rights exercisable by the holders and participates on an "as converted" basis with NewCheck's common stock, $.0001 par value ("NewCheck Common Stock"), and other participating series, in the proceeds of certain events. Each share of NewCheck Senior Preferred Stock is convertible into three shares of NewCheck Common Stock at the election of the holder, is automatically converted in specified circumstances, carries a number of votes equal to the number of shares of NewCheck Common Stock issuable upon conversion, and votes together with the NewCheck Common Stock and other voting securities of NewCheck.

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

In December 2000, the Company committed to its portion, in an amount up to $2,500,000, of interim financing for the benefit of NewCheck, as part of arrangements entered into by NewCheck's principal stockholders. At December 31, 2000, the Company had advanced $497,000 under such arrangements, advanced an additional $1,372,000 during the first quarter of 2001 and anticipates funding the remainder of its commitment prior to the final drawdown date allowed NewCheck through the end of May 2001. Such amounts accrue interest at the rate of 9% per annum and are repayable at specified times through August 2001, unless converted to additional equity of NewCheck at the election of NewCheck and with the consent of the requisite NewCheck stockholders.

In accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and based upon uncertainties resulting from NewCheck's history of operating losses and uncertainties regarding ERS' ability to provide future financing to NewCheck, management has reduced the carrying value of amounts due from NewCheck to zero at December 31, 2000. The consequent impairment charges aggregate $3,141,000 and consist of a write-down in the amount of $2,644,000 of the remaining carrying value of the NewCheck Convertible Note and a write-down in the amount of $497,000 of amounts advanced by the Company under the interim arrangements with NewCheck. The Company has also recorded a loss provision of $913,000 against amounts owed to the Company under the Management Agreement.

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

	Cash used in financing activities was $18,404,000 in 2000 primarily to acquire all of the outstanding principal amount at maturity of the Senior Discount Notes. In 1999, $4,997,000 was used for the repayment of indebtedness to the CDA and $7,598,000 for the acquisition of $46,345,000 principal amount at maturity of Senior Discount Notes.

	In January 1997, the Company completed the private sale of 147,312 Units, consisting of $147,312,000 principal amount at maturity of its Senior Discount Notes and the 1997 Warrants, which were sold to investors at a price aggregating $100 million ($95 million net proceeds to the Company). The 1997 Warrants are exercisable through February 1, 2004 with respect to an aggregate of 2,538,258 shares of Common Stock, at a per share price of $5.23. During the first quarter of 2000, the Company repurchased $24,549,000 aggregate principal amount at maturity of Senior Discount Notes in open market transactions from holders who were not affiliated with the Company for an aggregate purchase price of $4,650,000. In July 2000, the Company completed the exchange of $76,418,000 principal amount at maturity of its Senior
Discount Notes for an aggregate of $13,755,240, in cash, approximately $5,000,000 principal amount of the Company's 10% Notes (due August 1, 2001), approximately $5,000,000 principal amount of the Company's 8% Notes (due August 1, 2004), and 39,985 shares of Series A-1 Preferred Stock, plus cash in lieu of fractional shares. The 10% Notes and 8% Notes are recorded with interest through maturity. The notes submitted for exchange represented 100% of the outstanding Senior Discount Notes.

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

	The Company expects net losses and negative cash flows from operations to continue through the current fiscal year. The
Company believes that current resources will enable the Company to fund operations, including the Company's interim financing commitments to NewCheck, into the second quarter of 2001. In the event the Company is unable to raise additional financing, the Company's operations would need to be scaled back or discontinued. These factors raise substantial doubt about the Company's ability to continue its operations a going concern. Management is proactively seeking sources of additional financing in order to support operations and meet the Company's debt obligations, is investigating opportunities for creation of various forms of alliances with unaffiliated parties in order to sustain its ESL operations and is engaged in discussions with the holders of its debt obligations with respect to arrangements that would avoid default in payment obligations that become due in the third quarter of 2001, but there can be no assurance that any such additional financing or other such transaction would be available on terms reasonable to the Company or would be consummated. As a result of these conditions, the report of independent accountants to the Company's Consolidated Financial Statements included in response to "Item 14. Exhibits, Financial
Statements, Schedules and Reports on Form 8-K" has been modified to emphasize the substantial doubt regarding the Company's ability to continue as a going concern. The Company's
Consolidated Financial Statements included herein do not reflect any adjustments that might arise from the outcome of such uncertainty.

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

	The Company utilizes sensitivity analysis, along with other techniques, as a basis for measuring the impacts that market risk exposure may have on the fair value of the Company's debt and financial instruments. If market interest rates were to increase immediately and uniformly by ten percent from levels at December 31, 2000, the decline in fair value of the portfolio would not be material. The Company's long-term term debt bears interest at a fixed rate and, therefore, relative to its long-term debt, an immediate ten percent change in the market interest rates would not materially impact the Company's financial statements.

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

Recently Issued Accounting Pronouncements

	In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137, which the Company is required to adopt effective beginning January 1, 2001. The Company adopted the standard on January 1, 2001, with no significant impact on the Company's financial statements.

	In December of 1999, the staff of the Securities and Exchange Commission issued its Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition". SAB No. 101, as amended, provides guidance on the measurement and timing of revenue recognition in financial statements of public companies. Changes in accounting policies to apply the guidance of SAB No. 101 must be adopted by recording the cumulative effect of the change. The Company has evaluated the impact of and concluded that its accounting policies are in compliance with SAB 101.

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


	During the quarter ended December 31, 2000, the Company did not file any Current Reports on Form 8-K. The Company filed a Current Report on Form 8-K dated February 16, 2001 reporting, under "Item 5. Other Events" thereunder, certain financing arrangements extended to NewCheck.


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

Dated:	March 30, 2001			ELECTRONIC RETAILING SYSTEMS
							 INTERNATIONAL, INC.

By s/Bruce F. Failing, Jr.
    -----------------------------
        Bruce F. Failing, Jr.
        Vice Chairman of the Board
         and Principal Executive
         Officer

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature		Title		Date
------------		------		-------

		  Vice Chairman of the Board  		March 30, 2001
s/Bruce F. Failing, Jr.	 and Principal Executive Officer
------------------------
Bruce F. Failing, Jr.

				  Vice President and Principal 	March 30, 2001
s/Jerry McAuliffe	 Financial and Accounting
------------------------	 Officer
Jerry McAuliffe


s/Michael Persky	Director		March 30, 2001
------------------------
Michael Persky


s/David Diamond	  Director	March 30, 2001
------------------------
David Diamond


s/Norton Garfinkle 	  Director					March  30, 2001
------------------------
Norton Garfinkle


s/Donald E. Zilkha 	 Director					March  30, 2001
------------------------
Donald E. Zilkha



INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


Financial Statements:

Report of Independent Accountants						F-2

Consolidated Balance Sheet, December 31,
  2000 and 1999										F-3

Consolidated Statement of Operations for
  the years ended December 31, 2000, 1999
  and 1998											F-4

Consolidated Statement of Cash Flows
  for the years ended December 31, 2000, 1999
  and 1998											F-5

Consolidated Statement of Changes in
  Stockholders' (Deficit) Equity for the years
  ended December 31, 2000, 1999 and 1998					F-6

Notes to Consolidated Financial Statements				F-7



Financial Statement Schedules:

No Financial Statement Schedules are included herein because they are not required, are inapplicable, or the information is otherwise shown in the consolidated financial statements or the notes thereto.

















Report of Independent Accountants

To the Board of Directors and Stockholders of Electronic Retailing Systems International, Inc.


In our opinion, the consolidated financial statements listed in the index on page F-1 present fairly, in all material respects, the financial position of Electronic Retailing Systems International, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has limited capital resources and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


s/PricewaterhouseCoopers LLP
  Stamford, Connecticut
  March 23, 2001

Electronic Retailing Systems International, Inc.
Consolidated Balance Sheet
(in thousands, except per share and share amounts)

                                                      December 31,
                                                    ---------------
                                                    2000       1999
                                                    ----       ----
Assets
Current assets
 Cash and cash equivalents (Note 2)              $  2,887   $ 37,386
 Accounts receivable - net of allowance
   for doubtful accounts of $1,074 in 2000
   and $206 in 1999                                 1,575      2,304
Inventories - net of reserves of $5,334 in
   2000 and $5,583 in 1999 (Note 2)                 1,403      4,006
 Prepayments and other current assets                 198        531
                                                ---------   --------
   Total current assets                             6,063     44,227

Furniture and equipment, net (Note 2)               1,361      2,515

Other non-current assets                                6      2,774
			--------   --------
Total assets                                    $   7,430   $ 49,516
                                                =========   ========
Liabilities, Redeemable Securities
   and Stockholders' Deficit
Current liabilities
  Current portion of long-term debt              $  5,552   $    --
  Accounts payable and accrued expenses             1,430      2,557
  Deferred revenue                                    110        505
                                                 --------    -------
    Total current liabilities                       7,092      3,062
                                                 --------    -------
Long-term debt (Note 4)                             6,882     98,207
                                                 --------    -------
Redeemable preferred stock, Series A-1
  (par value $1.00 per share; 40,000 shares
  authorized, 39,985 issued and outstanding;
  liquidation preference $100 per share)            3,999        --
Common stock purchase warrants (Note 4)             5,100      5,100
                                                 --------    -------
    Total redeemable securities                     9,099      5,100
                                                 --------    -------
Commitments and contingencies (Note 6)                --         --

Stockholders' deficit
 Preferred stock, undesignated (par value
  $1.00 per share; 2,000,000 shares
     authorized, none issued and outstanding)		     --	    --
 Common stock (par value $0.01 per share;
  35,000,000 authorized; 21,295,383 and
  21,282,637 shares issued and outstanding
  in 2000 and 1999, respectively)                     213        212
 Additional paid-in capital                        51,376     51,374
 Accumulated deficit                              (67,232)  (108,439)
                                                   -------    -------
   Total stockholders' deficit                    (15,643)   (56,853)
                                                 ---------   --------
Total liabilities and stockholders' deficit	 $ 7,430    $49,516
                                                 =========   ========
See accompanying notes to consolidated financial statements




                      Electronic Retailing Systems International, Inc.
                         Consolidated Statement of Operations
                       (in thousands, except per share amounts)

                                               Year Ended December 31,
                                             ----------------------------
                                             2000        1999        1998
                                             ----        ----        ----
Revenues
 Product sales	  $  3,614     $ 3,843     $  2,900
 Maintenance	       968         788          864
		  --------    --------    ---------
 Total revenues	     4,582       4,631        3,764
		  --------    --------    ---------
Cost of goods sold
 Product sales	     4,572       6,358        7,441
 Maintenance	       393         677          654
		  --------    --------    ---------
  Total cost of goods sold	     4,965       7,035        8,095
		  --------    --------    ---------
 Gross loss	      (383)     (2,404)      (4,331)
                                            --------    --------    ---------
Operating expenses
 Selling, general and administrative
  (including amounts to related parties
   of $90 in 2000, $45 in 1999 and $192
   in 1998)(Note 3)	     7,119      11,476       12,671
 Research and development 	     4,049       5,460        3,928
 Depreciation and amortization	       881         402          375
 		  --------    --------     --------
  Total operating expenses	    12,049      17,338       16,974
		  --------    --------     --------
 Loss from operations	   (12,432)    (19,742)     (21,305)
 		  --------    --------     --------
Other income (expenses)
 Interest income	     1,101       2,680        3,982
 Interest expense	    (5,629)    (18,844)     (16,886)
 Loss on disposals	      (247)       (787)        (104)
 Loss on investment and other assets	    (3,273)        --           --
 Impairment loss on investment	    (3,141)        --           --
			--------    --------    ---------
  Total other expense, net	   (11,189)    (16,951)     (13,008)
                                            --------    --------    ---------
  Loss before extraordinary gain
      on extinguishment of debt	   (23,621)    (36,693)     (34,313)

Extraordinary item
  Gain on extinguishment of debt	    64,828      34,582
                                            --------    --------     --------
  Net income (loss) 	  $ 41,207    $( 2,111)    $(34,313)
		  ========    ========     ========
Income (loss) per share
 Weighted average common shares
  Outstanding	    21,291      21,264       21,233
                                            ========    ========     ========
Basic and diluted income (loss) per
 common share (Note 2)
Loss per share before extraordinary item	  $  (1.11)   $  (1.73)    $  (1.62)
Extraordinary item	      3.04        1.63           --
                                            --------    --------     --------
Net income (loss)	 $    1.94    $  (0.10)    $  (1.62)
		 ---------    --------     --------
See accompanying notes to consolidated financial statements



                   Electronic Retailing Systems International, Inc.
                          Consolidated Statement of Cash Flows
                                     (in thousands)

                                                    Year Ended December 31,
                                                 ---------------------------
                                                 2000        1999       1998
                                                 ----        ----       ----

Net Cash Flows from Operating Activities:
Net Income (loss)	  	 $ 41,207    $( 2,111)    $(34,313)
Adjustments to reconcile net income (loss)
 to net cash used in operating activities:
  Depreciation and amortization		    2,177       2,397        2,994
  Extraordinary gain on early debt retirement  (64,828)    (34,582)        --
  Loss on disposal of fixed assets	   		247         787          104
	Loss on equity investment                      3,273         --
  Impairment loss on investment                  3,141         --          --
	Provision for inventory obsolescence             724       1,700
3,099
  Provision for doubtful accounts                  868           -          165
  Accrued and other interest                       418      17,151       15,441
  Accounts receivable                             (139)     (1,045)      (1,222)
  Inventories                                    2,127       1,056       (2,634)
  Other current and non-current assets              85         979           28
  Current liabilities                            1,849         848         (268)
                                               ---------   ---------   ---------
-
    Net cash used in operating activities       (8,851)    (12,820)     (16,606)
                                               ---------   ---------   ---------
-
Cash Flows from Investing Activities:
 Capital expenditures                             (291)     (1,076)      (1,730)
 Loans to NewCheck                              (5,047)         --           --
 Equity investment in NewCheck                  (1,950)         --           --
 Other, net                                         44          --         (234)
                                               ---------   ---------   ---------
    Net cash used in investing
      activities                                (7,244)     (1,076)      (1,964)
                                               ---------  ---------    ---------
Cash Flows from Financing Activities:
 Repayment of Debt net of discount                  --      (4,997)         --
 Cash used for early debt retirement            (18,407)    (7,598)
 Net proceeds from the issuance of common stock       3        --            47

                                                --------   --------   ---------
   Cash (used in) provided by financing
      activities                                (18,404)    (12,595)         47
                                                --------   --------   ---------
Net (decrease) increase in cash and cash
 equivalents                                    (34,499)    (26,491)    (18,523)
                                                --------   --------   ---------
Cash and cash equivalents at beginning of
  period                                         37,386      63,877      82,400
                                                --------   --------   ---------
Cash and cash equivalents at end of period      $ 2,887     $37,386   $  63,877
                                                ========   ========   =========
There were no cash payments for income taxes in the years 2000, 1999 and 1998. Cash payments for interest expense were $0, $216, and $401 in 2000, 1999 and 1998, respectively.

See accompanying notes to consolidated financial statements

                     Electronic Retailing Systems International, Inc.
               Consolidated Statement of Changes in Stockholders'
(Deficit) Equity
                          (in thousands, except share amounts)

                                              Additional
                                    Common     Paid-in    Accumulated
                                       Stock      Capital    Deficit
Total
                                     --------   ---------   -----------   ------
---

Balances at December 31, 1997       $    211   $ 51,328   $ (72,015)
$(20,476)

 Issuance of 52,412 common
   shares with exercise of stock
    options                                1         46                       47
 Net loss for year                                          (34,313)
(34,313)
                                    ---------  ---------  ----------    --------
-
 Balances at December 31, 1998           212     51,374    (106,328)
(54,742)

 Issuance of 33,190 common
   shares with exercise of stock
    options
 Net loss for year                                           (2,111)
(2,111)
                                    ---------  ---------  ----------    --------
-
 Balances at December 31, 1999           212     51,374    (108,439)
(56,853)

Issuance of 12,746 common
   shares with exercise of stock
    options                                1          2
	3
 Net income for year                                          41,207
41,207
                                    ---------  ---------  ----------    --------
-
 Balances at December 31, 2000      $    213   $ 51,376   $  (67,232)
$(15,643)
                                =========  =========  ==========    =========
















See accompanying notes to consolidated financial statements




ELECTRONIC RETAILING SYSTEMS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -Organization:

	Electronic Retailing Systems International, Inc. ("ERS" or the "Company"), was incorporated in 1993 under the laws of the State of Delaware as a holding company for the business and assets of Electronic Retailing Systems International,
Inc., incorporated in 1990 under the laws of Connecticut, and an affiliated partnership. The Company develops and supplies electronic shelf labeling ("ESL") systems.
Electronic shelf labeling systems replace paper price tags on retail shelves with liquid crystal display labels and transmit pricing and other information to and from the aisle. The Company's system is designed to address retailers' needs for improved pricing accuracy and labor efficiencies by electronically linking a store's shelves to its POS scanners and central computer. The Company currently operates primarily in North America.

	The Company has sustained net losses and negative cash flows from operations since its inception and management expects these conditions to continue into the year ending December
31, 2001. Management believes that existing resources will enable the Company to fund operations into the second quarter of 2001. In the event that the Company is unable to raise any required additional financing, the Company's operations would need to be scaled back or discontinued.
These factors raise substantial doubt about the Company's ability to continue its operations as a going concern.
Management is proactively seeking sources of additional financing in order to support operations and meet the Company's debt obligations, is investigating opportunities for creation of various forms of alliances with unaffiliated parties in order to sustain its ESL operations and is engaged in discussions with the holders of its debt obligations with respect to arrangements that would avoid default in payment obligations that become due in the third quarter of 2001, but there can be no assurance that any such additional financing or other transaction would be available on terms reasonable to the Company or would be consummated.
As a result of these conditions, the report of independent accountants to these financial statements has been modified to emphasize the substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not reflect any adjustments that might arise as a result of the outcome of these uncertainties.

ELECTRONIC RETAILING SYSTEMS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 -Summary of Significant Accounting Policies:

	Basis of Consolidation

	The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant intercompany balances and transactions have been eliminated.
	Investments in affiliated companies owned more than 20%, but not in excess of 50%, are recorded under the equity method.
Certain prior year amounts have been reclassified to conform to the current year's presentation.

Use of Estimates

	The preparation of financial statements in conformity with accounting principles generally accepted in the United
States of America requires management to make estimates and assumptions covering a broad spectrum of the Company's financial activities, and while the Company believes these estimates to be prudent, there exists a possibility that unexpected events might affect these estimates. Actual results could differ from those estimates and the difference could be material. The Company's future results and inventory valuation could be adversely affected by a number of factors, including (a) the timely availability and acceptance of ESL systems, (b) the impact of competitive products and pricing, (c) the Company's ability to obtain system components from suppliers and (d) the Company's ability to continue as a going concern, thereby realizing assets and liquidating liabilities in the ordinary course of business.

	Cash Equivalents

	Cash equivalents consist of short-term, highly-liquid U.S. Treasury Bills and certificates of deposit with original maturities of less than three months and are stated at cost, which approximates market. Interest income is accrued as earned.



ELECTRONIC RETAILING SYSTEMS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Financial Instruments

	Financial instruments include cash, cash equivalents, notes payable, long-term debt, redeemable preferred stock and common stock purchase warrants. Financial instruments are carried at cost or accrued carrying value which approximates fair market value.

	Inventories

	Inventories are stated at the lower of cost (determined on a first in, first out basis) or market value. Inventories at December 31, 2000 consist of approximately $458,000 of materials, supplies and work in process and $945,000 of finished goods. Inventories at December 31, 1999 consisted of approximately $2,234,000 of materials, supplies and work in process and $1,772,000 of finished goods.

	Charges for excess, slow moving and obsolete inventory for the years 2000, 1999 and 1998 were $724,000, $1,700,000, and
$3,099,000, respectively.

	Furniture and Equipment

	Furniture and equipment is stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets as follows: office and manufacturing equipment, 3 to 5 years; software, 2 years;
furniture and fixtures, 5 to 10 years; leasehold improvements, over the lease term or useful life if shorter then the lease term.

In 1999, the Company adopted Statement of Position 98-1 ("SOP 98-1"), "Accounting for the costs of Computer Software Developed or Obtained for Internal Use." This statement requires capitalization of certain costs incurred in the development of internal use software. The Company has applied the guidance outlined in SOP 98-1 and the impact of the adoption has not been significant.

Furniture and equipment as of December 31, 2000 and 1999, was comprised of the following (in 000s):



ELECTRONIC RETAILING SYSTEMS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

							  2000	  1999
							 -------	 -------
	Office and manufacturing
	 equipment					$ 1,614	$2,861
	Capitalized software			    244	   591
	Furniture and fixtures		    701	   701
	Leasehold improvements		    403	   649
							-------	-------
							  2,962	 4,802
	Accumulated depreciation		 (1,601)	(2,287)
							-------	-------
	Furniture and equipment, net	$ 1,361	$2,515
							=======	=======

	Fully depreciated furniture and equipment no longer in use of $1,572,000 was written-off during 2000. In addition, during 2000 the Company disposed of equipment with a cost of $539,000 resulting in a loss of $247,000.

	Product Development Costs

	The Company capitalizes product development costs, principally wages and contractor fees, after establishing commercial and technical viability. Product development costs are stated at the lower of cost or net realizable value. These costs are amortized using the straight-line method over the shorter of the estimated useful life of the product or three years. The Company's policy is to make regular evaluations of the remaining product development costs for potential impairments of value through analysis of operating results and related cash flows, trends and prospects as well as competitive and economic factors. Amortization commences when the product is available for general release to customers. As of December 31, 2000, there is no remaining unamortized capitalized product development costs in the accompanying consolidated balance sheet. Amortization expense totaled $186,000, $373,000 and $783,000 for 2000, 1999 and 1998, respectively.

	Long-Lived Assets

	Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", requires that long-lived assets and certain intangible assets be reviewed for


ELECTRONIC RETAILING SYSTEMS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

impairment whenever events or change in circumstances indicate that the carrying amount may not be recoverable.
If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is to be recognized based on the fair value of the assets. No impairment losses have been recognized to date.

	Debt Issuance Costs

	The Company has capitalized costs incurred in connection with the issuance of debt in 1997. Such costs are principally investment banking, legal, accounting, financial printing, and other related fees and costs. These costs are amortized using the effective interest method over the lives of the respective debt arrangements. As a result of the acquisition of the Company's outstanding Senior Discount Notes (see Note
4), $2,459,000 and $1,232,000 of debt issuance costs were written off during 2000 and 1999, respectively. As of December 31, 2000 and 1999, unamortized debt issuance costs of -0- and $2,599,000, respectively, are included as other non-current assets in the accompanying consolidated balance sheet. Amortization expense totaled $140,000, $644,000 and $563,000 for 2000, 1999 and 1998, respectively.

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

	Income Taxes

	The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109,


ELECTRONIC RETAILING SYSTEMS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

"Accounting for Income Taxes", which requires an asset and liability approach to the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred income taxes relate to timing differences between the carrying amounts for financial statement reporting purposes and the income tax basis for such assets and liabilities primarily for stock option compensation, product development costs, depreciation and other items.

	Stock Based Compensation

	The Company accounts for incentive plans and stock options using the provisions of Accounting Principle Board Opinion
No. 25, "Accounting for Stock Issued to Employees."

	Pro forma information required by Financial Accounting
Standards No. 123, "Accounting for Stock Based
Compensation," is included in Note 7.

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

	Due to the Company's loss position, the Company has reported only "basic" EPS. The presentation of "dilutive" EPS is not required as common stock equivalents are anti-dilutive. The number of securities at December 31, 2000, 1999 and 1998 that could potentially dilute basic EPS in the future are 3,738,000, 5,319,150 and 5,745,496, respectively. Such securities, which have been excluded from the calculation of basic EPS as they are anti-dilutive, include employee and director stock options, convertible debt, and common stock purchase warrants.




ELECTRONIC RETAILING SYSTEMS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Segment Information

	The Company is in one business segment, the electronic shelf labeling business, and follows the requirements of FAS 131, "Disclosures about Segments of an Enterprise and Related
Information;" however, the requirements have not had a material impact on the financial statements for the periods presented.

	Comprehensive Income

	The Company has adopted Statement of Financial Accounting
Standards No. 130 "Reporting Comprehensive Income". The adoption of this standard had no material impact on the Company's financial statements.

	Recently Issued Accounting Pronouncements

	In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137, which the Company is required to adopt effective beginning January 1, 2001. The Company adopted the standard on January 1, 2001, with no significant impact anticipated on the Company's financial statements.

In December of 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements". SAB No. 101, as amended, provides guidance on the measurement and timing of revenue recognition in financial statements of public companies. Changes in accounting policies to apply the guidance of SAB No. 101 must be adopted by recording the cumulative effect of the change. The Company has evaluated the impact of and concluded that its accounting policies are in compliance with SAB 101.



ELECTRONIC RETAILING SYSTEMS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 -Related Party Transactions:

	The Company has received consulting services and paid a current and a former member of its Board of Directors, through an affiliate of the Company, fees of $90,000, $45,000 and $192,000 in 2000, 1999 and 1998, respectively.

Note 4 - Debt and Common Stock Purchase Warrants

	In August 1999, the Company repaid to the Connecticut Development Authority (the "CDA"), in accordance with its terms, an aggregate of $5,000,000 principal amount of indebtedness. In August 1999, warrants to purchase 699,724 shares (as adjusted) of common stock, $.01 par value
("Common Stock"), held by the CDA expired without exercise. If the Company relocates outside of Connecticut before 2004, the Company remains obligated to pay a penalty to the CDA of $250,000.

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



ELECTRONIC RETAILING SYSTEMS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


ELECTRONIC RETAILING SYSTEMS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2004 (the "8% Notes"), and 39,985 shares of the Company's newly-created Series A-1 Convertible Preferred Stock, $1.00 par value ("Series A-1 Preferred Stock"), subject to automatic conversion as described below, plus cash in lieu of fractional shares. The 10% Notes and 8% Notes are recorded together with interest through maturity. The notes submitted for exchange represented all of the remaining outstanding Senior Discount Notes. The exchange was accounted for in accordance with the provisions of FASB 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." The Company recognized an extraordinary gain of $45.869 million ($2.15 per share) as a result of the exchange of the Senior Discount Notes.

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

The Company's Series A-1 Preferred Stock does not entitle the holders to dividends or, except in limited circumstances, voting rights. The Series A-1 Preferred Stock entitles the holders to a liquidation preference per share of $100 and, subject to specified exceptions, is subject to automatic conversion upon consummation of specified equity transactions aggregating at least $20 million over any twelve-month period (including any cash distributions on the Company's investment in NewCheck Corporation) into the same securities offered in such transaction and at the same price, payable by application of the liquidation preference of the Series A-1 Preferred Stock. Under certain limited circumstances, up to five percent of the preferred shares may be subject to mandatory redemption, at the option of the holder, following consummation of such equity transactions.

	At December 31, 2000, the 10% Notes, plus interest, are classified as current liabilities.

	Long-term debt as of December 31, 2000 was comprised of the 8% Notes totaling $5 million, plus interest, and, as of


ELECTRONIC RETAILING SYSTEMS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1999 was comprised of 13.25% Senior Discount
Notes totaling $98.2 million.

Note 5 - Customer Information:

	All of the Company's sales are to customers in the retail food market industry. Significant customer sales for the years ended December 31, 2000, 1999 and 1998 were as follows:

	Customer					2000		1999		1998
	-----------                  -----	-----	    -----
	The Stop & Shop Supermarket
	 Company             		76%	 	80%	 	59%

	Shaw's Supermarkets, Inc.		10%	 	10%	 	29%

	Accounts receivable at December 31, 2000 and 1999 are unsecured and concentrated among major supermarket chains in the United States. If the customers within this concentration failed to pay according to the terms of their agreements these receivables would be reduced to nominal value.

Note 6 - Commitments and Contingencies:

	The Company leases its facilities under non-cancelable operating lease agreements. During 2000, 1999 and 1998 rental expense amounted to approximately $635,000, $786,000 and $946,000, respectively.

	Future minimum lease payments on a calendar year basis under these leases, as of December 31, 2000, are as follows:

							  Total
							Commitments
							-----------
		2001					$  448,000
		2002					   389,000
		2003					   183,000
		2004					   190,000
		2005	and thereafter		   525,000
							-----------
							$1,735,000



ELECTRONIC RETAILING SYSTEMS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is involved in certain litigation incidental to the conduct of its business and affairs. Management does not believe that the outcome of any such litigation will have a material adverse effect on the financial condition or results of operations of the Company.

	See Note 9 for a description of commitments made by the Company to NewCheck Corporation in December 2000 which may aggregate up to $2.5 million

Note 7 - Stock Option and Defined Contribution Plan:

	The Company has an employee stock option plan whereby options to purchase shares of Common Stock may be granted to key employees of the Company. The stockholders have approved successive increases in the number of shares of Common Stock available for issuance under the plan, which currently authorizes the grant of options covering 4,500,000 shares.
As of December 31, 2000 there were 552,193 shares available for future grants. Options granted under the plan typically become exercisable over a period of four years and have a term of 10 years.

A summary of all option activity pursuant to the employee stock option plan is as follows:


						  	    Price Range	Options
							    -----------	-------

	Options outstanding December 31, 1997    $ .01-$6.19   1,735,128
	                                                       ---------
	   Options granted                       $2.25-$4.00   1,118,099
	   Options exercised                     $ .01-$2.25     (52,412)
	   Options canceled                      $ .01-$6.13  (1,181,853)
	                                                      ----------
	Options outstanding December 31, 1998    $ .01-$6.19   1,618,962
	                                                       =========
	   Options granted                       $ .97-3.00    1,385,000
	   Options exercised                     $ .01           (33,190)
	   Options canceled                      $ .01-$5.00    (539,880)
	                                                       ----------
	Options outstanding December 31, 1999    $ .01-$6.19   2,430,892
	                                                       ==========
	 Options granted                         $ .61-$ .94   1,803,300
	   Options exercised                     $ .01           (12,746)
	   Options canceled                      $ .01-$6.13    (853,708)
	                                                       ----------
	Options outstanding December 31, 2000    $ .01-$6.13   3,367,738
	                                                       ==========


ELECTRONIC RETAILING SYSTEMS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Options exercisable at:

		December 31, 2000			741,254
		December 31, 1999			604,807
		December 31, 1998			280,165

	The following table summarizes information about employee stock options outstanding and exercisable at December 31, 2000:

		Weighted	Weighted		Weighted
Range of		 Average	 Average		 Average
Exercise	  Number	Remaining	 Exercise 	  Number	 Exercise
 Prices    	Outstanding	   Life  	   Price 	Exercisable	   Price
--------      ----------     ----------    ---------   -----------    --------
-
$ .01           148,426       1 years       $ .01       148,426         $ .01
$0.61-$0.97   1,815,500       9               .84        26,250           .97
$1.09-$2.25     783,700       8              1.69       231,700          1.78
$2.91-$6.13     620,112       7              3.37       334,878          3.51
              ---------                                 -------
              3,367,738                                 741,254
              =========                                 =======


Additionally, the Company has a director stock option plan under which options covering 750,000 shares of Common Stock may be granted to directors of the Company. During 1998, 47,500 options were granted to directors of the Company to purchase an equal number of common shares pursuant to this plan at option prices of $2.75 and $4.00, and during 2000 options were granted to directors of the Company to purchase 60,000 shares at a price of $0.88. As of December 31, 2000 options covering an aggregate of 120,000 shares of Common Stock were outstanding under the plan. As of December 31, 2000, 620,000 shares of Common Stock were available for future option grants.

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

ELECTRONIC RETAILING SYSTEMS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company applies APB Opinion 25 and related interpretations in accounting for its employee and director stock option plans. Had compensation expense for the Company's employee stock option plan been determined based on the fair value at the grant dates of awards under the plan, consistent with FAS 123, the Company's net income
(loss) and basic income (loss) per common share would have been the pro forma amounts indicated below:

	 		2000	1999	1998
			----         ----           -----

		Net income (loss):
		   As reported          	$41,207,000	  ($2,111,000)
	($34,313,000)
		   Pro forma	$41,078,000  	  ($2,306,000) 	($34,781,000)

		Basic income (loss) per common share:
	  	   As reported	         $1.94	($0.10)	($1.62)
	   Pro forma	         $1.93	($0.15)	($1.64)



	The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used in 2000, 1999 and 1998:

						2000		1999		1998
						----		----		----
	Dividend yield			  0%		  0%		  0%
	Expected volatility		137%		122%		112%
	Risk-free interest rate	  6%		  6%		  5%
	Expected life			6 years	6 years	6 years

	The weighted average fair value of stock options granted during the years ended December 31, 2000, 1999 and 1998 was $0.76, $1.42 and $2.89, respectively.

	The Company has a defined contribution profit sharing and savings plan which qualifies under Section 401(k) of the Internal Revenue Code for employees meeting certain service requirements. Participants may contribute up to 15% of their gross wages, not to exceed in any given year a limitation set by Internal Revenue Service regulations (such limitation was $10,500 and $10,000 in 2000 and 1999, respectively). The plan provides for discretionary matching contributions, as determined by the Board of Directors, to be made by the


ELECTRONIC RETAILING SYSTEMS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company. There were no discretionary amounts contributed to the plan for the year ended December 31, 2000. There was $38,000 and $34,000 contributed to the plan, by the Company, for the years ended December 31, 1999 and 1998, respectively.

Note 8 - Income Taxes:

	The Company has incurred operating net losses since inception which have generated loss carryforwards of $34.2 million for federal income tax purposes. The reduction in loss carryforwards available is a result of the forgiveness of debt pursuant to the debt restructuring (Note 4). Loss carryforwards are available to offset future taxable income and begin to expire in the year 2011. These loss carryforwards are subject to limitation on future years utilization should certain ownership changes occur.

The Company has loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes resulting in a deferred tax benefit at December
31, 2000 and 1999 of $19.5 million and $47.1 million, respectively. Based on the Company's history of losses it has been determined that the utilization of these deferred tax benefits is not considered more likely than not and as a result a valuation allowance is being recorded to fully offset the net deferred tax asset.

	Significant components of the deferred tax asset at December 31, 2000 and 1999 are as follows:

		2000	1999
	                                    -----	      ----

	Net operating loss carryforwards	$14,227,000	$28,604,000
	Deferred interest expense	    -0-	 13,831,000
	Stock option compensation	  2,628,000	  2,648,000
	Other 	  2,690,000  	  1,982,000
	                                 ------------        ------------
	Total deferred tax benefit	19,545,000	  47,065,000
	Valuation allowance	19,545,000 	 (47,065,000)
		-----------	------------
	Net deferred tax asset	$     --    	$     --
		===========	============




 	ELECTRONIC RETAILING SYSTEMS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2000, 1999 and 1998 a statutory Federal income tax rate of 35% and a state income tax rate of 7.6%, net of the Federal tax benefit, were applicable to the Company. Due to the Company's taxable losses the effective tax rate was nil in each year.

	The income tax provision calculated for financial reporting purposes differs from income taxes determined by applying the statutory Federal income tax rate to the financial statement net loss for the years ended December 31, 2000, 1999 and 1998 as a result of the following:

			  2000	  1999	 1998
			-----	-----        -----

  		Tax benefit at Federal statutory
		rate   	$ 8,259,000  $ 13,246,000  $11,156,000
  		State income tax benefit, net of
   	Federal tax charge                 -0-            1,870,000    2,494,000
  		Net loss not providing current
   	year tax benefits                 (6,278,000)  (14,110,000) (12,641,000)
  		Non-deductible interest           (1,970,000)     (985,000)
(987,000)
		Other                                (11,000)      (21,000)
(22,000)
		                                      ------------  -----------  ---
--------
    	Provision for income taxes         $    -        $    -       $   -
			===========	===========	==========

Note 9 - Agreements with NewCheck Corporation

On February 11, 2000, in exchange for payments aggregating $6.5 million, the Company acquired 262,802 shares of the newly-created Series C Convertible Preferred Stock, $.0001 par value (the "NewCheck Senior Preferred Stock"), of NewCheck Corporation ("NewCheck"), together with NewCheck's 8% Convertible Promissory Note (the "NewCheck Convertible Note") in the aggregate principal amount of approximately $4,550,000, convertible into an additional 613,205 shares of NewCheck Senior Preferred Stock. NewCheck is engaged in the development and commercialization of retailing productivity solutions for use in supermarkets and other retail environments similar to those addressed by the Company's system. The shares of NewCheck Senior Preferred Stock acquired at closing by the Company represent approximately 18% of NewCheck's outstanding voting securities.



ELECTRONIC RETAILING SYSTEMS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company applies the equity method of accounting to its investment in NewCheck. NewCheck has experienced recurring losses. In applying the equity method, the Company has reduced its investment in NewCheck by an amount corresponding to its share of NewCheck losses, first by reducing its initial equity investment to zero and then by applying any remainder to its note receivable from NewCheck. During 2000, the Company recorded losses under the equity method of $3,273,000 and, as more fully described below, recorded an impairment charge of $2.6 million against the NewCheck Convertible Note. In addition, amortization of the difference between the Company's investment and the initial underlying value of its share of net assets has been included in depreciation and amortization in the amount of $584,000 million.

The Company and NewCheck have also entered into a management agreement under which, for an initial term of five years, the Company will manage NewCheck's operations. In exchange for the agreement, and in addition to continuing reimbursements to the Company of the costs of performance, at closing the Company was issued 850,000 ten-year warrants (net of 260,000 warrants assigned by the Company to one of its executive officers, the value of which are de minimis and no compensation charge has been recorded in these financial statements), with an exercise price of $.001 per share, exercisable to acquire shares of NewCheck Common Stock equal to approximately 12% of NewCheck's outstanding voting securities (giving effect to such warrants and to the conversion of the NewCheck Convertible Note). At closing, the Company received additional ten-year warrants (certain of which were assigned by the Company to an aggregate of four of its executive officers, the value of which are de minimis and no compensation charge has been recorded in these


ELECTRONIC RETAILING SYSTEMS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

financial statements) that vest with respect to specified percentages of the outstanding NewCheck Common Stock in the event the equity value of NewCheck exceeds specified levels during the three years after closing.

In December 2000, the Company committed to its portion, in an amount up to $2.5 million, of interim financing for the benefit of NewCheck, as part of arrangements entered into by NewCheck's principal stockholders. At December 31, 2000, the Company had advanced $0.5 million under such arrangements (the carrying value of which has been reduced to zero, as more fully described below), advanced an additional $1.372 million during the first quarter of 2001 and anticipates funding the remainder of its commitment prior to the final drawdown date allowed NewCheck through the end of May 2001. Such amounts accrue interest at the rate of 9% per annum and are repayable at specified times through August 2001 unless converted to additional equity of NewCheck at the election of NewCheck and with the consent of the requisite NewCheck stockholders.

In accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity
Securities," and based upon uncertainties resulting from NewCheck's history of operating losses and uncertainties regarding ERS' ability to provide future financing to NewCheck, management has reduced the carrying value of amounts due from NewCheck to zero at December 31, 2000. The consequent impairment charges aggregate $3,141,000 and consist of a write-down in the amount of $2,644,000 of the remaining carrying value of the NewCheck Convertible Note and a write-down in the amount of $497,000 of amounts advanced by the Company under the interim arrangements with NewCheck. The Company has also recorded a loss provision of $913,000 against amounts owed to the Company under the NewCheck management agreement.

Note 10    -	Selected Unaudited Quarterly Financial Data

	The following table presents selected quarterly unaudited financial data for the years ended December 31, 1999 and 2000.



ELECTRONIC RETAILING SYSTEMS INTERNATIONAL, INC.
				NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

							  Q1 1999	  Q2 1999	  Q3 1999
Q4 1999

Revenues		 		   $798	   $910	  $1,238	 $1,685
Gross Loss		 		  (661)	  (405)	      97	 (1,435)
Loss before Extra-
 ordinary Gain			  (8,772)	 (8,534)	  (8,269)	(11,118)
Extraordinary Gain		    --	   --		   --		 34,582
Net Income (Loss)		  (8,772)	 (8,534)    (8,269)	 23,464
Per Share:
  Loss before Extra-
  ordinary Gain	  		  (0.41)	  (0.40)	   (0.39)	  (0.52)
  Extraordinary Gain-	    --	    --	    --       1.62
  Net Income (Loss)		  (0.41)	  (0.40)     (0.39)    1.10

							Q1 2000	Q2 2000	Q3 2000	Q4
2000

Revenues				$1,024	$1,563	 $979		 $1,015
Gross Loss				    57	   201	 (163)	   (478)
Loss before Extra-
 ordinary Gain	 	     (5,883)	(5,388)  (4,423)	 (7,931)
Extraordinary Gain		 18,959	  --		45,869 	    --
Net Income (Loss)		 13,076	(5,388)	41,446	 (7,931)
Per Share:
Loss before Extra-
 ordinary Gain	  	      (0.28)	 (0.25)	 (0.21)	  (0.37)
  Extraordinary Gain		  0.89	  --		  2.15	    --
  Net Income (Loss)		  0.61	 (0.25)	  1.95      (0.37)





INDEX TO EXHIBITS

Exhibit Number 			Document Description
---------------			----------------------

3.1			-	Certificate of Incorporation of the Company
(Incorporated by reference to Exhibit
3(a) to the Quarterly Report on Form 10-
Q for the period ended June 30, 2000).

3.2			-	By-laws of the Company (Incorporated by
reference to Exhibit 3.2 to the Annual
Report on Form 10-K for the year ended
December 31, 1997).

10.1			-	Restated Stockholders' Agreement dated March
12, 1993 among Norton Garfinkle, The G/N
Garfinkle Trust, Bruce F. Failing, Jr.,
The Failing Trust and Elizabeth Z.
Failing (Incorporated by reference to
Exhibit 10.3 to the Registration
Statement on Form S-1 No. 33-59486),
together with Amendment No. 1 to
Restated Stockholders Agreement dated
October 29, 1997 (Incorporated by
reference to Exhibit 10.4 to the Annual
Report on Form 10-K for the year ended
December 31, 1997) and Amendment No. 2
to Restated Stockholders Agreement dated
April 25, 1998 (Incorporated by
reference to Exhibit 10.1 to the
Quarterly Report on Form 10-Q for the
period ended March 31, 1998).

10.2			-	Registration Rights Agreement dated March 12,
1993 among the Company, Norton
Garfinkle, The G/N Garfinkle Trust,
Bruce F. Failing, Jr., The Failing
Trust, Elizabeth Z. Failing, Robert D.
Power and John Stevens (Incorporated by
reference to Exhibit 10.2 to the
Registration Statement on Form S-1 No.
33-59486).

10.3			-	Registration Rights Agreement dated March 12,
1993 among the Company and the limited
partners of the ERS Associates, L.P.
(Incorporated by reference to Exhibit
10.5 to the Registration Statement on
Form S-1 No. 33-59486).

10.4			-	Registration Rights Agreement dated as of
July 24, 1995 among the Company, Donald
E. Zilkha, Bruce F. Failing, Jr.,
Hanseatic Corporation and Garfinkle
Limited Partnership II (Incorporated by
reference to Exhibit 5(d) of the Current
Report on Form 8-K dated July 24, 1995).

10.5			-	Technical Services Agreement dated October 1,
1985 between Telepanel, Inc. and
Amacrine International, Inc.
(Incorporated by reference to Exhibit
10.10 to the Registration Statement on
Form S-1 No. 33-59486).

10.6			-	Placing Agreement dated July 5, 1996 between
the Company and Henderson  Crosthwaite
Institutional Brokers Limited
(Incorporated by reference to Exhibit
5(c) to the Current Report on Form 8-K
dated July 11, 1996), together with
Agreement with respect to U.S.
Securities Laws dated July 2, 1996
between the Company and Henderson
Crosthwaite Institutional Brokers
Limited (Incorporated by reference to
Exhibit 5(d) to the Company's Current
Report on Form 8-K dated July 11, 1996).

10.7			-	Registration Rights Agreement dated July 11,
1996 between the Company and the
subscribers parties thereto
(Incorporated by reference to Exhibit
5(g) to the Current Report on Form 8-K
dated July 11, 1996).

10.8			-	Warrant Agreement dated as of January 24,
1997 between the Company and American
Stock Transfer & Trust Company
(Incorporated by reference to Exhibit
10.20 to the  Registration Statement on
Form S-4 No. 333-21893).

10.9			-	Indenture dated as of January 24, 1997
between the Company and United States
Trust Company of New York (Incorporated
by reference to Exhibit 4.1 to the
Registration Statement on Form S-4 No.
333-21893).

10.10			-	Lease Agreement dated May 30, 1997 between
488 Main Avenue Associates, LLC and the
Company, together with Amendment No. 1
thereto (Incorporated by reference to
Exhibit 10.17 to the Annual Report on
Form 10-K for the year ended December
31, 1997) and Partial Lease Termination
dated January 27, 2000 between 488 Main
Avenue Associates, LLC and the Company
(Incorporated by reference to Exhibit
10.11 to the Annual Report on Form 10-K
for the year ended December 31, 1999).

10.11			-	Partial Lease Termination Agreement dated
August 21, 2000 between 488 Main Avenue
Associates, LLC and the Company.

10.12			-	Lease Agreement dated October 1, 1997 between
Kurian Limited Partnership and the
Company (Incorporated by reference to
Exhibit 10.18 to the Annual Report on
Form 10-K for the year ended December
31, 1997).

10.13			-	Stock and Convertible Note Purchase Agreement
dated as of February 11, 2000 entered
into by, inter alia, the Company and
NewCheck Corporation (Incorporated by
reference to Exhibit 2(a) to the Current
Report on Form 8-K dated February 11,
2000).

10.14			-	8% Convertible Note dated February 11, 2000
issued by NewCheck Corporation to the
Company (Incorporated by reference to
Exhibit 2(b) to the Current Report on
Form 8-K dated February 11, 2000).



10.15			-	Management Agreement dated as of February 11,
2000 between the Company and NewCheck
Corporation (Incorporated by reference
to Exhibit 2(c) to the Current Report on Form 8-K dated February 11, 2000).

10.16			-	Warrant Certificate dated February 11, 2000
issued by NewCheck Corporation to the
Company (Incorporated by reference to
Exhibit 2(d) to the Current Report on
Form 8-K dated February 11, 2000).

10.17			-	Warrant Certificate dated February 11, 2000
issued by NewCheck Corporation to the
Company (Incorporated by reference to
Exhibit 2(e) to the Current Report on
Form 8-K dated February 11, 2000).

10.18			-	Amended and Restated Registration Rights
Agreement dated as of February 11, 2000
entered into, inter alia, by the Company and NewCheck Corporation (Incorporated by reference to Exhibit 2(f) to the Current Report on Form 8-K dated
February 11, 2000).

10.19			-	Amended and Restated Securityholders
Agreement dated as of February 11, 2000
entered into, inter alia, by the Company and NewCheck Corporation (Incorporated by reference to Exhibit 2(g) to the Current Report on Form 8-K dated
February 11, 2000).

10.20			-	Form of Letter of Transmittal executed to the
Company by holders of 13-1/4% Senior
Discount Notes due February 1, 2004
(Incorporated by reference to Exhibit
2(b) to the Current Report on Form 8-K
dated July 6, 2000).

10.21			-	Form of the Company's 10% Guaranteed Secured
Note due August 1, 2001 (Incorporated by reference to Exhibit 2(c) to the Current
Report on Form 8-K dated July 6, 2000).



10.22			-	Form of the Company's 8% Guaranteed Secured
Note due August 1, 2001 (Incorporated by reference to Exhibit 2(d) to the Current
Report on Form 8-K dated July 6, 2000).

10.23			-	Guaranty Agreement dated July 6, 2000 entered
into by Electronic Retailing Systems
International, Inc., a Connecticut
corporation ("ERS-Connecticut")
(Incorporated by reference to Exhibit
2(e) to the Current Report on Form 8-K
dated July 6, 2000).

10.24			-	Conditional Assignment and Security Agreement
dated July 6, 2000 among the Registrant,
ERS-Connecticut, and United States Trust
Company of New York as Collateral Agent
(Incorporated by reference to Exhibit
2(f) to the Current Report on Form 8-K
dated July 6, 2000).

10.25			-	Commitment Letter dated as of December 1,
2000 executed by the Company to NewCheck
Corporation, together with promissory
notes dated, respectively, as of
December 15, 2000, January 15, 2000 and
March 1, 2001 executed by NewCheck
Corporation to the Company.

10.26			-	Severance Agreement dated June 23, 2000
between the Company and Michael Persky.
F1

10.27			-	Severance Agreement dated June 23, 2000
between the Company and Jerry McAuliffe.
F1

10.28			-	Severance Agreement dated June 23, 2000
between the Company and Norman Tsang. F1

10.29			-	Severance Agreement dated June 23, 2000
between the Company and Paul Lavoie. F1

F1 Management contract or compensatory plan or arrangement.

10.30			-	Warrant Assignment Agreement dated July 19,
2000 between the Company and Bruce F.
Failing, Jr. F1

10.31			-	Warrant Assignment Agreement dated August 1 ,
2000 between the Company and Michael
Persky. F1

10.32			-	Warrant Assignment Agreement dated August 1,
2000 between the Company and Jerry
McAuliffe. F1

10.33			-	Warrant Assignment Agreement dated August 1,
2000 between the Company and Norman
Tsang. F1

10.34			-	Warrant Assignment Agreement dated August 1,
2000 between the Company and Paul
Lavoie. F1

10.35			-	Electronic Retailing Systems International,
Inc. 1993 Employee Stock Option Plan
(Incorporated by reference to Exhibit
10(a) of the Quarterly Report on Form
10-K for the period ended September 30,
2000). F1

10.36			-	Electronic Retailing Systems International,
Inc. 1993 Director Stock Option Plan
(Incorporated by reference to Exhibit
10.22 of the Annual Report on Form 10-K
for the year ended December 31, 1997).
F1

11.1			-	Statement of Computation of Per Share
Earnings.

12.1			-	Statement of Computation of Ratio of Earnings
to Fixed Charges.

21			-	Subsidiaries of the Company.

23			-	Consent of PricewaterhouseCoopers LLP.


F1 Management contract or compensatory plan or arrangement.


24			-	Power of Attorney (See "Power of Attorney" in
this Annual Report on Form 10-K).

















		E-7