Form 10-K/A
period 2000-12-31
ELECTRONIC RETAILING SYSTEMS INTERNATIONAL INC
filed 2001-04-24
CIK 898747

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-K/A

(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13
	OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

	OR

[   ]	TRANSITION REPORT PURSUANT TO SECTION
	13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the transition period from ---------- to ----------

Commission file number 0-10786

	ELECTRONIC RETAILING SYSTEMS INTERNATIONAL, INC.
	--------------------------------------------------------
(Exact name of registrant as specified in its charter)

         Delaware                              06-1361276
------------------------------               	  ---------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                  Identification No.)

      488 Main Street
      Norwalk, Connecticut       		       06851
----------------------------------------
		---------
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code:  203-849-2500
                                                    ----------------
Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ------
Securities registered pursuant to Section 12(g) of the Act:


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





	AMENDMENT NO. 1

	The undersigned hereby amends the following items, financial statements, exhibits or other portions of the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 of Electronic Retailing Systems International, Inc. (the "Company"), as set forth in the pages attached hereto:

		Item 10.  Directors and Executive Officers of the
Registrant
		Item 11.  Executive Compensation

		Item 12. Security Ownership of Certain Beneficial Owners and Management

		Item 13.  Certain Relationships and Related Transactions

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
		--------------------------------------------------

	Certain biographical information concerning the directors of the Company is set forth below. Such information was furnished by them to the Company.

Name of Director		Age 		Biographical Information
--------------------- 	---	     -------------------------

David Diamond			42		Executive Vice President of
Marketing and New Applications,
Catalina Marketing Corporation
since 1997; consultant to
suppliers of products and
services to the supermarket
industry from prior to 1996
until 1997; Director of the
Company since 1996.

Bruce F. Failing, Jr. 	52		Founder of the Company in 1990,
and its Vice Chairman of the
Board and Chief Executive
Officer; President of the
Company through 1997; Director
of the Company since 1990.

Norton Garfinkle 		70		Founder of the Company in 1990,
and its Chairman of the Board;
Chairman of Cambridge Management
Corporation (manufacturer and
marketer of DAP series of
massively parallel processing
computers) since prior to 1996,
and Chairman of its affiliates
(engaged in the research and
development of new
technologies), including Oxford
Management Corporation, during
such period; Director: eSynch
Corporation; Director of the
Company since 1990

Michael Persky			37		President and Chief Operating
Officer of the Company since
1998, Vice President-Marketing
of the Company from 1997 to
1998; Vice President-Marketing
for Executone Inc. (manufacturer
of telephone systems) from 1996
to 1997; Marketing Director,
Europe, Middle East and Africa,
Octel Communications (voice mail
supplier) from prior to 1996 to
1997; Director of the Company
since 2000.

Donald E. Zilkha 		50		President, Zilkha & Company
(private investment advisor)
since prior to 1996; Director of
the Company since 1993.


	See "Item 12. Security Ownership of Certain Beneficial Owners and Management" for information concerning arrangements between the controlling stockholders of the Company concerning the election of directors, which information is incorporated herein by reference.

	For information concerning the executive officers of the Company, see pages 19 to 20 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 as originally filed, under the caption "Item 1. Business-Executive Officers," which information is incorporated herein by reference.

	There are no family relationships among any of the executive officers or directors of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

	Based solely upon a review of copies of reports received by it pursuant to Section 16(a) of the Securities Exchange Act of 1934
(the "Exchange Act"), and the written representations of its incumbent directors and officers, and holders of more than ten percent of any registered class of the Company's equity securities, the Company believes that during 2000 all filing requirements applicable to its directors, officers and ten percent holders under said section were satisfied, except that Jerry McAuliffe, the Company's Vice President, Chief Financial Officer, Paul Lavoie, the Company's Vice President, Sales, and Norman Tsang, the Company's
Vice President, Marketing, each filed, subsequent to the required date therefor, an Annual Report on Form 5 for 1999 reporting thereon two option grants under the Electronic Retailing Systems International, Inc. 1993 Employee Option Plan (the "Employee Option Plan").

ITEM 11.  EXECUTIVE COMPENSATION
	    -------------------------

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

	The Director Option Plan is administered by the Board of Directors of the Company, which determines the persons who are to receive options and the number of shares subject to each option. David Diamond and Donald Zilkha hold options granted under the Director Option Plan: (i) in June 1996 covering, respectively, 12,500 shares and 20,000 shares of Common Stock, exercisable at a price per share equal to $1.875, the closing price per share of Common Stock on the Nasdaq Stock Market on the date of grant, (ii) in June 1998 covering, respectively, 17,500 shares and 10,000 shares of Common Stock, exercisable at a price per share equal to $4.00, the closing price per share of Common Stock on the Nasdaq Stock Market on the date of grant, and (iii) in June 2000 covering, in each case, 30,000 shares of Common Stock, exercisable at a price per share equal to $0.88, the average of the closing high bid and closing low asked prices of the Common Stock in the over-the-counter market on the date of grant. All such options expire five years from the date of grant and are exercisable on the date of grant with respect to one-quarter of the shares covered thereby, with an additional one-quarter of such shares becoming exercisable annually thereafter.

	Sheldon Weinig, who served as a director until January 2000, held options granted under the Director Option Plan in September 1998, covering 10,000 shares of Common Stock, exercisable at a price per share equal to $2.75. Such prices represented the closing price per share of Common Stock on the Nasdaq Stock Market on the date of grant. Such options were exercisable on the date of grant with respect to one-quarter of the shares covered thereby and with an additional one-quarter of such shares becoming exercisable annually thereafter, and expired without exercise upon the conclusion of his tenure on the Board of Directors.

	Bruce F. Failing, Jr., the Company's chief executive officer, and Michael B. Persky, the Company's chief operating officer, are parties to executive compensation arrangements with the Company as described below under "Executive Compensation" and "Certain
Agreements with Executive Officers."

	During the year ended December 31, 2000, the Company paid to Oxford Management Corporation ("Oxford") the amount of $90,000 for services rendered by Norton Garfinkle. The Company's continuing arrangements with Oxford, which are terminable at any time by the Company or Oxford, provide for payments in the amount per month of $7,500 for services rendered by Mr. Garfinkle.

	The Company has not adopted any director fee arrangement, but reimburses all of its directors for their out-of-pocket expenses incurred in the performance of their duties as directors of the Company.



Executive Compensation

	Summary Compensation Table. The following table sets forth information concerning the annual compensation for each of the Company's last three completed fiscal years of (i) the Company's chief executive officer and (ii) each of the four other most highly-compensated executive officers whose salary and bonus exceeded $100,000 during the most recent fiscal year:

	Summary Compensation Table

   									 Long-Term
			AnnualCompensation                        Compensation
							Other		 Securities
   Name and						Annual	        Underlying
All Other
Principal PositionYear	Salary($) Bonus($)  Compensation(1) Options(#)
Compensation($)

Bruce F. Failing, Jr.  2000	250,000(2) --		   --		      --
	    --
 Chief Executive 	1999	150,000    --		   --		      --
--
 Officer			1998	155,769    --		   --		      --
	    --

Michael B. Persky	2000	247,438(3) --	        --	        750,000
	    --
 President	1999	234,519    --	        --	             --		500
			1998	214,385    --		   --		 450,000(4)	500

Paul Lavoie      	2000	175,985(6) 10,000	   -- 		  75,000
Vice President,	1999	160,000    20,000	   -- 		 125,000	500
 Sales(5)		1998	 67,692    --        -- 		  50,000

Frank Romano(7)    2000	170,000    --		   --		 344,000
Vice President,	1999	--	    --		   --	      --
Engineering	1998	--	    --		   --		      --

Norman Tsang      2000	167,946(9) 7,000    27,018(10)   	   45,000	-
Vice President,	1999	164,769   40,000    40,000(10)      205,000	  500
 Marketing(8)	1998	--	    --		   --   			  500


(1)	Excludes perquisites and other personal benefits unless the
aggregate amount of such compensation exceeds the lesser of either $50,000 or 10% of the total of annual salary and bonus reported for the named executive officer.

(2)Includes $125,000 in salary paid by NewCheck Corporation ("NewCheck") in lieu of reimbursements to the Company under its management agreement with NewCheck. See "Item 13. Certain Relationships and Related Party Transactions" below.

(3)	Includes $71,332 in salary paid by NewCheck in lieu of
reimbursements to the Company under its management agreement with NewCheck.

(4)	Of such amounts, options with respect to 60,000 shares
replaced options previously granted and surrendered contemporaneously with such replacement.

(5)		Mr. Lavoie became an executive officer  in 1998.

(6)		Includes $59,543 in salary paid by NewCheck in lieu of
reimbursements to the Company under its management agreement with Newcheck.

(7)	Mr. Romano became an executive officer in March 2000.

(8)	Mr. Tsang became an executive officer in January 1999.

(9)	Includes $48,407 in salary paid by NewCheck in lieu of
reimbursements to the Company under its management agreement with Newcheck.

(10)	Represents payments made to Mr. Tsang for relocation expenses.


	Option Grant Table. The following table sets forth certain information regarding options granted by the Company during the year ended December 31, 2000, to the individuals named in the above compensation table:

	Option Grants in Last Fiscal Year

		 Individual Grants
											    Potential
Realizable
											     Value at
Assumed
		Number of	 % of Total						      Annual
Rates of
		Securities	 Options			Market Price
Stock Price
		Underlying	 Granted to	  Exercise	Per Share
Appreciation for
		  Options	 Employees in	  Price	 on Date of	 Expiration
Option Term(2)
Name		Granted (#)(1) Fiscal Year	  ($/sh)	  Grant($)	 Date
	5%($)	10%($)

Bruce F. Failing, Jr   --		      --	   --		    --
--        --       --

Michael B. Persky	 750,000	    41.6	  0.82		   0.82     06/23/10
386,770   980,152

Paul Lavoie		  75,000	     4.2	  0.82		   0.82     06/23/10
38,677    98,015

Frank  Romano		 344,000	    19.1	  0.82		   0.82
06/23/10     177,399   449,563

Norman Tsang		  45,000	     2.5	  0.82		   0.82
06/23/10      23,206    58,809

__________________
(1)	Except as otherwise indicated, all such options become exercisable with respect to one-quarter of the shares covered thereby in February 2001, and with an additional one-sixteenth thereof becoming exercisable each quarter thereafter.

(2)	Amounts represent hypothetical gains that could be achieved for the respective
options if exercised at the end of the option term. These gains are based on arbitrarily assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the respective options are granted to their expiration date.


	Aggregate Option Exercises and Year-End Option Table. The following table sets forth certain information regarding exercises of stock options, and stock options held as of December 31, 2000 by the individuals named in the above compensation table:

	Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

		      Number of Shares	     Value of Unexercised
	   Shares		  Underlying Unexercised	      In-the-Money Options
	Acquired on	 Value	Options at Fiscal Year-End (#)	     at Year-
End(1)
Name		Exercise (#)	Realized	Exercisable       Unexercisable
Exercisable Unexercisable

Bruce F. Failing, Jr	       --	     --	  --		        --		--
		--

Michael B. Persky	       --	     --	 150,000	     1,050,000	--
	--

Frank Romano		       --	     --	   7,750	       367,250	--
		--

Paul Lavoie		       --	     --	  56,250	       193,750	--
	--

Norman Tsang		       --	     --	  73,750	       176,250	--
		--

________________________
(1)	Calculated on the basis of the fair market value of the
underlying securities at the exercise date or at year-end, as the case may be, less the respective exercise prices.


1993 Employee Stock Option Plan

	The Company maintains the Electronic Retailing Systems International, Inc. 1993 Employee Stock Option Plan previously adopted by the Board of Directors, and approved by the stockholders, of its predecessor corporation. Under the Employee Option Plan, pursuant to amendments approved by the stockholders of the Company in June 1994, December 1996, June 1998 and October 2000, options to purchase up to 4,500,000 shares of the Company's Common Stock may be granted to key employees of the Company and its subsidiaries, including executive officers who are not directors. The Company is able to grant options under the Employee Option Plan which are intended to be "incentive stock options" within the meaning of
Section 422 of the Code, provided that the option exercise price is equal to the fair market value of the Common Stock on the date of grant. Other options granted under the Employee Option Plan are nonqualified options.

	The Employee Option Plan is administered by the Board of Directors of the Company, which determines the persons who are to receive options and the number of shares subject to each option. As of April 1, 2001, options covering an aggregate of 3,391,438 shares of Common Stock were outstanding pursuant to the Employee Option Plan and options covering an aggregate of 580,069 shares had been exercised.

Certain Agreements with Executive Officers

	As described below under "Item 13. Certain Relationships and Related Transactions," during the year ended December 31, 2000 the Company purchased an interest in NewCheck and extended a management agreement to NewCheck under which the Company will manage NewCheck's operations. In connection with the performance of these arrangements, the Company has allocated to Bruce F. Failing, Jr., the Company's Vice Chairman and Chief Executive Officer, a portion of the ten-year warrants, exercisable at a price per share of $.001 with respect to the common stock, $.0001 par value (the "NewCheck Common Stock"), of NewCheck, and related registration rights, extended by NewCheck to the Company at closing, such portion covering 260,000 shares of the 1,110,000 shares of NewCheck Common Stock subject to the warrants extended to the Company. Mr. Failing will be obligated to re-assign these warrants to the Company in the event he is no longer employed by the Company, subject to specified exceptions, which include Mr. Failing's right to exercise these warrants for up to two years after any termination of employment without "cause" (as defined in such arrangements).

	The Company has also allocated to Michael B. Persky, its President and Chief Operating Officer, to Norman Tsang, its Vice President, Marketing, to Jerry McAuliffe, its Vice President, Chief Financial Officer, and to Paul Lavoie, its Vice President, Sales, portions of certain additional ten-year warrants, and related registration rights, extended by NewCheck to the Company at closing and exercisable at a price per share of $.001 with respect to NewCheck Common Stock in the event the equity value of NewCheck exceeds specified levels during the three years after closing. Of its maximum entitlement of up to 15% of NewCheck's equity, on a fully-diluted basis, the Company has allocated to Mr. Persky 2% thereof, to Mr. Tsang 1% thereof, to Mr. McAuliffe 0.7% thereof and to Mr. Lavoie 0.3% thereof. Such officers will be obligated to re-assign these warrants to the Company under the same arrangements that apply to Mr. Failing.

	The Company has entered into severance arrangements with Messrs. Persky, Tsang, McAuliffe and Lavoie, and with Frank Romano, its Vice President, Engineering, which provide that, if the employment of such officer is terminated without "cause" or such officer resigns with "good reason" (as defined in the arrangements), the Company will continue payments of base salary and coverage under the Company's welfare plans (or equivalent coverage) for a specified period, calculated as six months in the case of Mr. Persky and three months in the case of the other such officers. Such arrangements also provide that option grants by the Company to such officers become immediately exercisable if employment is terminated in specified circumstances during the twelve-month period following a "change-of-control" of the Company (as defined therein), and that options granted by the Company to such officers remain outstanding for a period of two years following termination of employment in specified circumstances, and impose on such officers confidentiality restrictions and, for one year after departure from the Company, non-competition and non-solicitation covenants. All such officers (other than Mr. Romano) have entered in severance arrangements extended by NewCheck on substantially similar terms in their respective capacities as officers of NewCheck.

	Messrs. Failing, Persky, Tsang, McAuliffe and Lavoie also hold options granted by NewCheck under the NewCheck Corporation 1995
Stock Option Plan covering, respectively, 260,000 shares, 207,000 shares, 52,000 shares, 31,000 shares and 21,000 shares of NewCheck Common Stock, exercisable at a price per share of $.75. In the case of Mr. Failing, one-half of such options are exercisable at grant and the remainder on the first anniversary of grant and, in the case of the other officers, one-quarter of such options are exercisable on the first anniversary of grant with an additional one-sixteenth thereof exercisable each three-month period thereafter.

Compensation Committee Interlocks and Insider Participation

	During the year ended December 31, 2000, the members of the Company's Compensation Committee were Norton Garfinkle, Donald
Zilkha and, until January 2000, Sheldon Weinig, and subsequent to October 2000, David Diamond.

	During the year ended December 31, 2000, Oxford Management Corporation, a company controlled by Mr. Garfinkle, was reimbursed an aggregate amount of $90,000 for services rendered by Mr. Garfinkle. The Company's continuing arrangements with Oxford, which are terminable at any time by the Company or Oxford, provide for payments in the amount per month of $7,500 for services rendered by Mr. Garfinkle.

	Holders of shares of Common Stock obtained upon conversion of the Company's previously outstanding Series A Cumulative Convertible Preferred Stock, $1.00 par value (the "Series A Preferred Stock"), remain entitled to certain demand and incidental registration rights which, in the case of such demand rights, obligate the Company to register such shares, on two occasions, provided that the holders of at least 500,000 shares notify the Company that they intend to offer for sale in the aggregate at least 100,000 shares of Common Stock. Such holders include Garfinkle Limited Partnership II (an affiliate of Mr. Garfinkle), and Mr. Zilkha.

	Under agreements entered into by the Company in 1993 with the limited partners of a partnership affiliated with the Company's predecessors corporation (including Mr. Zilkha), such partners hold certain demand and incidental registration rights and co-sale rights. In addition, the former stockholders of the Company's predecessor corporation, including Messrs. Garfinkle and Failing and their respective affiliates and related family trusts, became entitled to certain demand and incidental registration rights with respect to shares of Common Stock held by them upon the Company's acquisition of its predecessor corporation, which, in the case of such demand registration rights, operate pursuant to the standards applicable to the shares obtained upon conversion of Series A Preferred Stock. Certain stockholders of the Company, including Mr. Failing and Messrs. Garfinkle and Zilkha, and their respective affiliates, became entitled to certain incidental registration rights with respect to shares of Common Stock purchased by them in 1996 in a private placement by the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT
	    --------------------------------

	The following table sets forth certain information as of April 1, 2001 with respect to the number of shares of Common Stock beneficially owned by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock,
(ii) each director of the Company, (iii) each executive officer of the Company named in the summary compensation table under "Item 11. Executive Compensation," and (iv) all directors and executive officers of the Company as a group:





						Number of Shares
						of Common Stock			Percent
						Beneficially Owned(1) 	of Class
Norton Garfinkle
 133 East 62nd Street
 New York, NY 10021(2)		7,890,758(3)			 37.0%

Bruce F. Failing, Jr.
 83 Pecksland Road
 Greenwich, CT 06831(2)		3,145,637(4)			 14.7

Fidelity International Limited
 Pembroke Hall
 42 Crow Lane
 Hamilton, Bermuda			2,086,000(5)			  9.8

Michael B. Persky			  384,375(6) 			  1.8

David Diamond				   38,500(7)			   (8)

Donald E. Zilkha			  134,972(9)			   (8)

Paul Lavoie				   79,688				   (8)

Frank Romano				  120,250(11)			   (8)

Norman Tsang				  112,813(10)			   (8)


All executive officers and
 directors as a group
 (nine persons)			    11,999,181(12)			 54.0

________________
(1)	Except as otherwise indicated, as of April 1, 2001 all of such shares are owned with sole voting and investment power.

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

(4)	Includes 1,318,489 shares beneficially owned by a trust
established for the benefit of Mr. Failing's children (as to which Leigh Q. Failing, Mr. Failing's spouse and Ernest Abate, respectively, act as co-trustees), 168,318 shares beneficially owned by Elizabeth Z. Failing, Mr. Failing's sister, and 20,000 shares beneficially owned jointly by Mr. Failing and his spouse.

(5)	In a Statement on Schedule 13G filed with the Securities and
Exchange Commission by Fidelity International Limited ("FIL"),
FIL has reported that it beneficially owns such shares as investment adviser or the parent of the investment adviser to a number of non-U.S. investment companies or investment trusts.

(6)	Includes 384,375 shares issuable upon exercise of stock options granted by the Company and exercisable within 60 days of April
1, 2001.

(7)	Represents (i) 1,000 shares beneficially owned jointly by Mr.
Diamond and his wife, and (ii)	37,500 shares issuable upon
exercise of stock options granted by the Company and exercisable within 60 days of April 1, 2001.

(8)	Less than one percent.

(9)	Includes 37,500 shares issuable upon exercise of stock options granted by the Company and exercisable within 60 days of April
1, 2001.

(10)	Represents shares issuable upon exercise of stock options
granted by the Company and exercisable within 60 days of April
1, 2001 .

(11)	Includes 115,250 shares issuable upon exercise of stock options granted by the Company and exercisable with in 60 days of April
1, 2001.

(12) Includes 859,314 shares issuable upon exercise of stock options granted by the Company and exercisable within 60 days of April
1, 2001.


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


ITEM 13.  CERTAIN RELATIONSHIPS AND
          RELATED TRANSACTIONS
	      -------------------------

	At April 1, 2001, Norton Garfinkle, Chairman of the Board and a director of the Company, together with two affiliated limited partnerships, beneficially owned approximately 37.0% of the outstanding Common Stock of the Company, and Bruce F. Failing, Jr., Vice Chairman of the Board and Chief Executive Officer and a director of the Company, together with a trust established for the benefit of his children (as to which Mr. Failing's spouse and mother act as co-trustees), beneficially owned approximately 14.7% of the outstanding Common Stock of the Company. See "Item 11. Executive Compensation-Compensation Committee Interlocks and Insider Participation" above for information concerning certain demand and incidental registration rights relating to the Company's Common
Stock held by Messrs. Garfinkle and Failing, and by Donald E. Zilkha
(a director of the Company) or their affiliates, and certain reimbursements by the Company to a company controlled by Mr.
Garfinkle, which information is incorporated herein by reference.

	In February 2000, in exchange for payments aggregating $6.5 million, the Company acquired 262,802 shares of the newly-created Series C Convertible Preferred Stock, $.0001 par value (the "Senior Preferred Stock"), of NewCheck , together with NewCheck's 8% Convertible Promissory Note (the "Convertible Note") in the aggregate principal amount of approximately $4.6 million, convertible into an additional 613,205 shares of Senior Preferred Stock. The shares of Senior Preferred Stock acquired at closing by the Company represent approximately 18% of NewCheck's outstanding voting securities. Mr. Failing is a director of NewCheck and, since closing has been an executive officer of NewCheck, and his spouse, individually and as trustee, holds approximately 7.3% of the outstanding voting securities of NewCheck, consisting of shares of Senior Preferred Stock acquired at closing and prior issued shares of NewCheck's Series B Preferred Stock, $.0001 par value (the "Junior Preferred Stock").

NewCheck's Senior Preferred Stock: (i) is entitled, pursuant to its terms, to receive preferential dividends, payable in additional shares at the rate of 8% per annum on the liquidation preference per share; (ii) is redeemable, at a price equal to the greater of the original issue price or fair market value, upon specified dates;
(iii) is convertible into shares of NewCheck Common Stock, at the election of the holder, and is automatically converted in specified circumstances; (iv) in the event of specified events will, prior to other series of preferred stock, receive an amount equal to its liquidation preference (calculated initially as capital invested), and then participate on an "as converted" basis with the NewCheck Common Stock, and other participating series, in remaining amounts available for distribution; and (v) carries a number of votes equal to the number of shares of NewCheck Common Stock issuable upon conversion, and votes together with the NewCheck Common Stock and other voting securities of NewCheck.

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

The Company and NewCheck have also entered into a management agreement under which, for an initial term of five years, the Company will manage NewCheck's operations, in exchange for continuing reimbursements to the Company of the costs of performance and issuance to the Company at closing of ten-year warrants, exercisable after the first year to acquire shares of NewCheck Common Stock equal to approximately 12% of NewCheck's outstanding voting securities (giving effect to such warrants and to the conversion of the Convertible Note, and net of warrants assigned by the Company to Mr. Failing, as described under "Item 11. Executive Compensation-Certain Agreements with Executive Officers." The Company received additional ten-year warrants that vest with respect to specified percentages of the outstanding NewCheck Common Stock in the event the equity value of NewCheck exceeds specified levels during the three years after closing. During the year ended December 31, 2000, NewCheck reimbursed the Company in the amount of $750,000 under such management arrangements (net of an aggregate of $350,375 in salary paid to the Company's executive officers in lieu of reimbursements to the Company) and became obligated to reimburse the Company for additional amounts aggregating $913,000. NewCheck's arrangements with the Company and the other subscribers at closing extend, among other matters, to demand and incidental registration rights covering NewCheck's securities and rights-of-first offer regarding new issues of securities by NewCheck.

	In December 2000, the Company committed to its portion, in an amount up to $2,500,000, of interim financing for the benefit of NewCheck, as part of arrangements entered into by NewCheck's principal stockholders. At December 31, 2000, the Company had advanced $497,000 under such arrangements, advanced an additional $1,372,000 during the first quarter of 2001 and anticipates funding the remainder of its commitment prior to the final drawdown date allowed NewCheck through the end of May 2001. Such amounts accrue interest at the rate of 9% per annum and are repayable at specified times through August 2001, unless converted to additional equity of NewCheck at the election of NewCheck and with the consent of the requisite NewCheck stockholders. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" for information concerning impairment charges recorded by the Company at December
31, 2000 against the Corporation's interest in NewCheck, and the Company's loss provision against amounts owed to the Company under its management arrangements with NewCheck.

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

Dated: April 24, 2001		ELECTRONIC RETAILING SYSTEMS
						  INTERNATIONAL, INC.



						By s/Jerry McAuliffe
						   -------------------------------
						   Jerry McAuliffe
						   Vice President, Chief
 						   Financial Officer


		Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature 				Title		            Date

									April 24, 2001
Bruce F. Failing, Jr.*
----------------------
Bruce F. Failing, Jr. 	Vice Chairman of the
			  	  	 Board and Principal
			     	   	 Executive Officer

s/Jerry McAuliffe
----------------------					April 24, 2001
Jerry McAuliffe	          Vice President and
                          Principal Financial
                          and Accounting
                          Officer


David Diamond*
----------------------					April 24, 2001
David Diamond			Director




Norton Garfinkle*
----------------------					April 24, 2001
Norton Garfinkle		Director


Michael Persky*
----------------------					April 24, 2001
Michael Persky			Director


Donald E. Zilkha*
----------------------					April 24, 2001
Donald E. Zilkha		Director





*By s/Jerry McAuliffe
    ------------------------
   Jerry McAuliffe
   (Attorney-in-Fact Pursuant
   to Power of Attorney on
   file with the Securities
   and Exchange Commission)



















15
corp\ers\sec.doc\10ka 2000 Edgar