Form 10-Q
period 2001-03-31
ELECTRONIC RETAILING SYSTEMS INTERNATIONAL INC
filed 2001-05-21
CIK 898747

=================================================================
	FORM 10-Q
	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C. 20549

	  X  	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	-----	    OF THE SECURITIES EXCHANGE ACT OF 1934

			For the quarterly period ended March 31, 2001

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

			YES    X    	  NO
			    -------	     -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

	   Class			         Outstanding at April 30, 2000
----------------------------	   --------------------------------
Common Stock, $.01 par value	           21,345,383 shares

=================================================================


	Electronic Retailing Systems International, Inc.

	Form 10-Q

	Contents

										   Page Number
PART I. Financial Information

	Item 1.	Financial Statements

			Condensed Consolidated Balance Sheet--
			   March 31, 2001 and December 31, 2000    	3

			Condensed Consolidated Statement of
			   Operations--Three Months Ended
			   March 31, 2001 and 2000				4

			Condensed Consolidated Statement of Cash
			   Flows-Three Months Ended March 31,
			   2001 and 2000						5

			Notes to Condensed Consolidated Financial
			  Statements							6

	Item 2.	Management's Discussion and Analysis of
			  Financial Condition and Results of
			  Operations							14

	Item 3.	Quantitative and Qualitative Disclosure
			  About Market Risk						22

PART II. Other Information


	Item 6.	Exhibits and Reports on Form 8-K			22

SIGNATURES											24

INDEX TO EXHIBITS									25


	Electronic Retailing Systems International, Inc.
	Condensed Consolidated Balance Sheet
	(in thousands except per share and share amounts)

							      March 31,	    December 31,
								  2001  		 2000
								------------	---------------
								(unaudited)
ASSETS
Current assets
  Cash and cash equivalents	$     490	$  2,887
	Accounts receivable, net	    1,283      	   1,575
	Inventories, net	    1,353	   1,403
  Prepayments and other current
    assets	      203              198
				---------	--------
  	 Total current assets	    3,329 	   6,063
				---------         --------
Equipment	    3,014            2,962
Accumulated depreciation	   (1,785)          (1,601)
				---------	--------
	Net equipment	    1,229            1,361
				---------         --------
Other non-current assets	        6                6
				---------	--------
Total assets	$   4,564	$  7,430
				=========	========
LIABILITIES, REDEEMABLE SECURITIES
  AND STOCKHOLDERS' DEFICIT
Current liabilities
  Current portion of long-term debt	$   5,552	$  5,552
  Accounts payable and accrued
    expenses	    2,083	   1,430
Deferred revenue	      173	     110
				---------	--------
	  	Total current liabilities	    7,808 	   7,092

Long-term debt	    6,882	   6,882
				---------         --------
Total Liabilities	   14,690     	  13,974
				---------	--------
Redeemable preferred stock, Series A-1
  (par value $1.00 per share;
  40,000 authorized, 39,985 issued and
  outstanding; liquidation preference $100
  per share)	    3,999	   3,999
Common stock purchase warrants	    5,100	   5,100
				---------	--------
Total redeemable securities	    9,099            9,099
				---------	--------
Stockholders' deficit
 Common stock (par value $0.01 per
  share; 35,000,000 authorized,
  21,345,383 and 21,295,383 shares
  issued and outstanding in 2001
  and 2000, respectively)                         213              213
Additional paid-in capital	   51,376	  51,376
 Accumulated deficit	  (70,814)	 (67,232)
				---------	--------
 Total stockholders' deficit	  (19,225)  	 (15,643)
				---------	--------
Total liabilities, redeemable securities
 and stockholders' deficit                  $   4,564	$  7,430
				=========	========
See accompanying notes to condensed consolidated financial statements

Electronic Retailing Systems International, Inc.
Condensed Consolidated Statement of Operations
(in thousands, except share and per share amounts)
(Unaudited)

				   		   Three Months Ended
						       March 31, ?? ??????
						   ------------------
2001 2000?
   ----	   ----
Revenues
  Product sales	  			$ 1,017	$     736
  Maintenance				    159	      288
						---------	---------
	Total revenues			  1,176	    1,024
						---------	---------
Costs of goods sold
  Product sales				  1,020	      864
  Maintenance				     79	      103
						---------	---------
  Total cost of goods sold		  1,099	      967
						---------	---------
	Gross profit			     77	       57
							---------	---------
Operating expenses
  Selling, general and
   administrative		   	   	  1,710	    1,964
  Research and development	          976	    1,104

  Depreciation and amorti-
     zation					     42	       88
						---------	---------
      Total operating expenses	  2,728 	    3,156
						---------	---------
	  Loss from operations		 (2,651) 	   (3,099)
						---------	---------
Other income (expenses)
  Interest and other income	           22	      481
  Interest expense			    --	   (2,725)
  Gain/loss on disposals      	    --             (3)
Loss on investment
   and other assets			   (953)         (537)
						---------	---------
  Total other expenses, net		   (931)	   (2,784)
    Loss before extraordinary		---------	---------
       item			      	 (3,582)	   (5,883)

Extraordinary item
  Gain on extinguishment of
    Debt				 	     --        18,959
						---------	---------
	Net income (loss)		$(3,582)	 $ 13,076
						=========	=========
Earnings per share
  	 Weighted average common
     shares outstanding			 21,333	   21,286
						=========	=========
		 Basic and diluted net income
		   (loss) per common share:
         Loss before
 		   extraordinary item		$ (0.17)	$  (0.28)
		    Extraordinary item		$    --	$   0.89
								---------	--------
          Net income (loss) 		$ (0.17)	$   0.61
								=========	========
See accompanying notes to condensed consolidated financial statements

Electronic Retailing Systems International, Inc.
Condensed Consolidated Statement of Cash Flows
(in thousands)
(Unaudited)

				  Three Months Ended
				       March 31,
				--------------------
			 	  2001         2000
				 ------	  ------

CASH FLOWS USED IN OPERATING ACTIVITIES:
  Net income (loss)	$(3,582)	 $13,076
  Depreciation and amortization                         184	     405
  Extraordinary gain on retirement of debt               --	 (18,959)
  Provision for doubtful accounts                        50	      --
  Provision for inventory                                --	      45
  Noncash interest expense and other                     --	   2,566
  Loss on equity investment                             953	     537
  Accounts receivable                                   242	     583
  Inventory                                              50	     430
  Current liabilities                                   716         (934)
  Other current and non-current assets                   (5)         (20)

				 -------	 -------
Cash used in operating activities	 (1,392)	  (2,271)
				 -------	 -------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Capital expenditures	    (52)	     (96)
  Note receivable	     --	  (4,550)
  Equity investment in NewCheck	   (953)	  (1,950)
Other, net                                               --            3
				-------	 -------
Cash used in investing activities	 (1,005)	  (6,593)
				-------	 -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash used for early debt retirement	     --	  (4,652)
				-------	 -------
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,397)	 (13,516)

Cash and cash equivalents at beginning
  of period	 2,887	  37,386
				-------      -------
Cash and cash equivalents at end of
  period		$  490	 $23,870
				=======	 =======




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

	In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the results of the interim periods. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001 (see Note 3). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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


	Electronic Retailing Systems International, Inc.
Notes to Condensed Consolidated Financial Statements


	shares issuable upon exercise of stock options and stock purchase warrants. The computation of earnings (loss) per common share does not reflect common share equivalents that are anti-dilutive.

Note 3 -Going Concern; Shutdown of ESL Business

The Company has sustained net losses and negative cash flows from operations since its inception and management expects these conditions to continue during the current year. On May 2, 2001, the Company announced it has commenced the winding down of its electronic shelf label ("ESL") operations on an orderly basis, as a result of insufficient interest in the retail community for ESL systems to justify or attract further economic investment in the reasonably foreseeable future. The Company will continue to support its customers over a period anticipated as 90 days, and plans to provide each customer with adequate supplies and spares so as to maintain the current installed base of ESL systems for the near term. The Company will continue its management agreement with NewCheck Corporation ("NewCheck"). See Note 6.

To reflect the costs of the shutdown of the ESL business, the Company expects to record significant charges in its financial statements for the second quarter ending June 30, 2001, including: (i) impairment and accelerated depreciation and other asset-related charges for equipment, leasehold improvements, warehouse closing costs, software and other fixed assets, ranging up to an estimated $1.5 million; and
(ii) severance and other employment-related charges ranging from an estimated $0.8 million to $1.0 million.

The Company believes that current resources will not enable the Company to fund operations, including the Company's interim financing commitments to NewCheck, beyond the second quarter of 2001, absent additional financing. The Company does not have any existing commitments with respect to any such additional funding, nor can there be any assurance that any such financing would be available on terms reasonable to the Company or at all. Accordingly, the Company's circumstances raise substantial doubt about its ability to continue operations as a going concern. Management is engaged in discussions with the holders of its debt obligations with respect to arrangements that would avoid default in payment obligations that become due in the third quarter of 2001, but there can be no assurance that any such transaction would be available on terms reasonable to the Company or would be consummated.


Electronic Retailing Systems International, Inc.
Notes to Condensed Consolidated Financial Statements


See Note 7 for a description of the merger proposal made by the Company's principal stockholders to acquire, for cash, the shares of the Company's common stock, $.01 par value
("Common Stock"), not contributed by them and certain other investors to a newly-formed corporation organized by them.

Note 4 -Inventories:

	Inventories are stated at the lower of cost (determined on a first in, first out basis) or net realizable value. With the closing of the ESL business, the carrying value of inventory represents the estimated value of inventory that the Company expects to utilize to fulfill remaining sales commitments for additional installations, service through June 30, 2001 and spares kits for customers. Inventories at March 31, 2001 consist of $0.946 million of materials, supplies and work in process, and $0.407 million of finished goods. Inventories at December 31, 2000 consisted of $0.458 million of materials, supplies and work in process, and $0.945 million of finished goods.

Note 5 -Debt and Common Stock Purchase Warrants:

	In August 1999, the Company repaid to the Connecticut Development Authority (the "CDA"), in accordance with its terms, an aggregate of $5,000,000 principal amount of indebtedness. In August 1999, warrants to purchase 699,724 shares (as adjusted) of the Company's Common Stock held by the CDA expired without exercise. If the Company relocates outside of Connecticut before 2004, the Company remains obligated to pay a penalty to the CDA of $250,000.

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

Electronic Retailing Systems International, Inc.
Notes to Condensed Consolidated Financial Statements


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


Electronic Retailing Systems International, Inc.
	Notes to Condensed Consolidated Financial Statements


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

	At March 31, 2001 and December 31, 2000, the 10% Notes, plus interest, are classified as current liabilities.

	Long-term debt as of March 31, 2001 and December 31, 2000 was comprised of the 8% Notes totaling $5 million, plus interest.

Note 6 - Agreements with NewCheck Corporation

On February 11, 2000, in exchange for payments aggregating
$6.5 million, the Company acquired 262,802 shares of the newly-created Series C Convertible Preferred Stock, $.0001

Electronic Retailing Systems International, Inc.
Notes to Condensed Consolidated Financial Statements


par value (the "NewCheck Senior Preferred Stock"), of NewCheck, together with NewCheck's 8% Convertible Promissory Note (the "NewCheck Convertible Note") in the aggregate principal amount of approximately $4,550,000, convertible into an additional 613,205 shares of NewCheck Senior Preferred Stock. NewCheck is engaged in the development and commercialization of retailing productivity solutions for use in supermarkets and other retail environments similar to those addressed by the Company's system. The shares of NewCheck Senior Preferred Stock acquired at closing by the Company represent approximately 18% of NewCheck's outstanding voting securities.

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

The Company applies the equity method of accounting to its investment in NewCheck. NewCheck has experienced recurring losses. In applying the equity method, the Company has reduced its investment in NewCheck by an amount corresponding to its share of NewCheck losses, first by reducing its initial equity investment to zero and then by applying any remainder to its note receivable from NewCheck. The Company recorded losses under the equity method of $0.953 million and $3.273 million for the three months ended March 31, 2001 and the year ended December 31, 2000, respectively, and, as more fully described below, recorded an impairment charge of $2.6 million for the year ended December 31, 2000 against the NewCheck Convertible Note.

The Company and NewCheck have also entered into a management agreement under which, for an initial term of five years, the Company will manage NewCheck's operations. In exchange for the agreement, and in addition to continuing reimbursements to the company of the costs of performance, at closing the Company was issued 850,000 ten-year warrants (net of 260,000 warrants assigned by the Company to one of its executive officers, the value of which are de minimis and no compensation charge has been recorded in these financial statements), with an exercise price of $.001 per share, exercisable to acquire shares of NewCheck Common Stock equal to approximately 12% of NewCheck's outstanding voting securities (giving effect to such warrants and to the conversion of the NewCheck Convertible Note). At closing, the Company received additional ten-year warrants (certain

Electronic Retailing Systems International, Inc.
	Notes to Condensed Consolidated Financial Statements


of which were assigned by the Company to an aggregate of four of its executive officers, the value of which are de minimis and no compensation charge has been recorded in these financial statements) that vest with respect to specified percentages of the outstanding NewCheck Common
Stock in the event the equity value of NewCheck exceeds specified levels during the three years after closing.

In December 2000, the Company committed to its portion, in an amount up to $2.5 million, of interim financing for the benefit of NewCheck, as part of arrangements entered into by NewCheck's principal stockholders. At December 31, 2000, the Company had advanced $0.5 million under such arrangements, advanced an additional $1.372 million during the first quarter of 2001 and anticipates funding the remainder of its commitment prior to the final drawdown date allowed NewCheck through the end of May 2001. Such amounts accrue interest at the rate of 9% per annum and are repayable at specified times through August 2001 unless converted to additional equity of NewCheck at the election of NewCheck and with the consent of the requisite NewCheck stockholders. As more fully described below, the carrying value of advances made under such arrangements has been reduced to zero.

In accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and based upon uncertainties resulting from NewCheck's history of operating losses and uncertainties regarding ERS' ability to provide future financing to NewCheck, management reduced the carrying value of amounts due from NewCheck to zero at December 31, 2000. The con-sequent impairment charges recorded through December 31, 2000 aggregated $3.1 million and consisted of a write-down in the amount of $2.6 million of the remaining carrying value of the NewCheck Convertible Note and a write-down in the amount of $0.5 million of amounts advanced by the Company under the interim arrangements with NewCheck.

The Company also recorded a loss provision of $0.913 million against amounts owed to the Company under the NewCheck management agreement as of December 31, 2000. During the three-month period ended March 31, 2001, additional equity losses on the NewCheck investment of $0.953 million were recorded due to the Company's commitment to provide interim funding to NewCheck operations. During the first quarter of 2001, in lieu of a scheduled cash payment for interim financing to NewCheck, the Company applied $0.6 million of amounts due from NewCheck for services rendered.



Electronic Retailing Systems International, Inc.
	Notes to Condensed Consolidated Financial Statements


Note 7 - Subsequent Event

	The Company has announced the formation of a special board committee to consider a proposal received from Norton Garfinkle and Bruce F. Failing, Jr., both directors of the Company, who beneficially own approximately 51.7% of the outstanding Common Stock, to acquire, for cash, the shares of Common Stock not contributed by them and certain other investors to a newly-formed corporation organized by them ("Holdco").
The proposed transaction would be accomplished through
(i) the merger into the Company of a subsidiary of Holdco, following the reclassification of the Common
Stock contributed to Holdco as shares of a new class B common stock, $.01 par value, of the Company to be outstanding after the merger as the sole class of common equity of the Company, and (ii) the payment by Holdco to the remaining holders of Common Stock of $0.24 per share. The proposed transaction is subject to agreement with the Company and, subsequently, negotiation of definitive documentation, and there can be no assurance that any such transaction will be consummated. The special board committee has engaged investment bankers and special counsel to advise it concerning the proposed transaction.

Note 8 -New Accounting Standards:

	In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137, which the Company adopted effective beginning January 1, 2001. Such adoption did not have a material impact on the Company's financial statements.

In December of 1999, the staff of the Securities and Exchange Commission issued its Staff Accounting Bulletin
("SAB") No. 101 "Revenue Recognition in Financial
Statements". SAB No. 101, as amended, provides guidance on the measurement and timing of revenue recognition in financial statements of public companies. Changes in accounting policies to apply the guidance of SAB No. 101 must be adopted by recording the cumulative effect of the change. The Company has evaluated the impact of and concluded that its accounting policies are in compliance with SAB No. 101.



Item 2. Management's Discussion And Analysis Of Financial
 	    Condition And Results Of Operations

Overview

Since its inception in 1990, Electronic Retailing Systems International, Inc. (the "Company" or "ERS") has been engaged primarily in the development, design, market testing and sale of the ERS ShelfNet(R) System (the "ERS ShelfNet System"). The Company has never been profitable and has incurred significant net operating losses and negative cash flows from operations to date. Since inception and through March 31, 2001, the Company has generated cumulative revenues of $27.8 million, and has incurred a cumulative net operating loss of approximately $137.9 million (prior to recording an extraordinary gain in 1999 and 2000 of an aggregate of $99.4 million in connection with the Company's acquisition of its 13-1/4% Senior Discount Notes). The Company expects losses and negative cash flow from operations to continue through the current fiscal year, and the accumulated deficit to increase.

On May 2, 2001, the Company announced it has commenced the winding down of its electronic shelf label ("ESL") operations on an orderly basis, as a result of insufficient interest in the retail community for ESL systems to justify or attract further economic investment in the reasonably foreseeable future. The Company will continue its management agreement with NewCheck Corporation.

In February 2000, the Company acquired an interest in NewCheck, of Jacksonville, Florida, which also does business under the name of Productivity Solutions, Inc. NewCheck is engaged in the development and commercialization of retailing productivity solutions, namely self-checkout systems, for use in supermarkets and other retail environments similar to those addressed by the Company's system. Under a management agreement extended to NewCheck, the Company manages NewCheck's operations within the parameters of a business plan authorized by NewCheck's board of directors. See "Liquidity and Capital Resources" below for information concerning impairment charges recorded by the Company against the Company's interest in NewCheck.

Management believes that the Company's current resources will not enable the Company to fund operations, including the Company's interim financing commitments to NewCheck, beyond the second quarter of the current year, absent additional financing. The Company does not have any existing commitments with respect to any such additional funding nor can there be any assurance that any such additional financing would be available on terms reasonable to the Company or at all. Accordingly, the Company's circumstances raise substantial doubt about its ability to continue its operations as a going concern. Management is engaged in discussions with the holders of its debt obligations with respect to arrangement that would avoid default in payment obligations that become due in the third quarter of 2001, but there can be no assurance that any such transaction would be available on terms reasonable to the Company or would be consummated.

See "Liquidity and Capital Resources" below for a description of the merger proposal made by the Company's principal stockholders to acquire, for cash, the shares of the Company's common stock, $.01 par value ("Common Stock"), not contributed by them and certain other investors to a newly-formed corporation organized by them.

Statements contained in and preceding management's discussion and analysis contain various forward-looking statements and information that are based on information currently available to management and management's beliefs and assumptions. When used in this document, the words "anticipate", "designed to", "estimate", "believes", "plans", and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are subject to risks and uncertainties, and the Company's actual results may vary materially from those anticipated, estimated or projected due to a number of factors, including, without limitation, the progress of the Company's shut-down of ESL operations, the timely availability and acceptance of new products, the impact of competitive products and pricing, the ability of the Company to raise additional financing, its ability to negotiate new arrangements with the holders of its current debt obligations, the prospects of NewCheck, and other factors set forth in reports and other documents filed by the Company with the Securities and Exchange Commission from time to time.

Results of Operations

Revenues. The Company's revenues have historically been derived principally from product sales and maintenance activities attendent to its ESL operations. During the three-month period ended March 31, 2001, the Company's revenues were $1,176,000 compared to $1,024,000 in the corresponding quarter in 2000. The increase in revenues reflects the impact of 6 new installations in the first quarter of 2001 compared to 5 stores in the same period last year.

During the three-month period ended March 31, 2001, maintenance revenue decreased to $159,000 from $288,000 for the same period in 2000. The decrease in revenue is primarily due to lower maintenance and service revenue as the improved ShelfNet product becomes a larger part of the customer base, requiring less maintenance than the previously installed wired systems.

In the three-month period ended March 31, 2001, revenues were concentrated among two significant customers within the supermarket industry comprising 87% of total revenues. For the three-month period ended March 31, 2000, revenues were concentrated among four significant customers comprising 90% of total revenues.

The Company's management agreement with NewCheck provides for reimbursement to the Company of costs incurred in performance, in addition to warrants to the Company with respect to the common stock, $.001 par value (the "NewCheck Common Stock"), of NewCheck (see "Liquidity and Capital Resources" below). Accordingly, the Company has not recorded revenues under such arrangements.

Cost of Goods Sold. Cost of goods sold consists of the cost of hardware components of the ERS ShelfNet System, system installation costs, depreciation of tools and dies owned by the Company and utilized in the manufacturing of hardware components, amortization of capitalized product development costs, warranty and maintenance costs, freight and inventory obsolescence. Under the Company's SayGo Plan, the Company depreciates the cost of hardware components of its system over the shorter of their estimated useful lives or five years.

Cost of goods sold for the first quarter of 2001 was $1,099,000 compared to $967,000 for the same period in 2000. The increase was primarily due to the increase in installations. The gross margin increased in the first quarter of 2001 to $77,000 (7% of revenue) compared to a gross margin of $57,000 (6% of revenue) for the same period in 2000.

Warranty and maintenance expenses included in cost of goods sold decreased to $79,000 in the first quarter of 2001 compared to $103,000 for the 2000 quarter due to the reduction in maintenance required for the ShelfNet system.

Selling, General and Administrative. Selling, general and administrative expense consists of costs associated with selling and administrative staff, overhead, and marketing and customer service personnel. Selling, general and administrative costs decreased to $1,710,000 for the three months ended March 31, 2001 compared to $1,964,000 for the same period in 2000 and lower compensation expense primarily resulting from an overall decrease in employee headcount and other general cost reductions.

Research and Development. Research and development expenses were $976,000 for the three months ended March 31, 2001 compared to $1,104,000 for the three months ended March 31, 2000. Such decreases reflect a reduction in overall hardware and software engineering activities resulting from a focus on core product enhancement and new product development.

Interest and Other Income. Interest and other income decreased to $22,000 for the three months ended March 31, 2001 compared to $481,000 for the three months ended March 31, 2000 due to the decreased cash and cash equivalents available for investment.

Interest Expense. The Company did not incur interest expense for the three months ended March 31, 2001, compared to $2,725,000 for the same period in 2000. See Note 5 of the Notes to Condensed Consolidated Financial Statements included under "Item 1. Financial Statements" of Part I of this report, which information is incorporated by reference herein. Interest expense in 2000 included, non-cash interest on the Senior Discount Notes, all of which were acquired during the period from the fourth quarter of 1999 through the third quarter of 2000. With the consummation in January 1997 of the private sale (the "Private Placement") of 147,312 units (the "Units") each consisting of Senior Discount Notes with a principal amount at maturity of $1,000 and one warrant (collectively, the "1997 Warrants") to purchase 17.23 shares of Common Stock, the Company commenced recording interest on an amount equal to the gross proceeds from the Private Placement plus prior recorded and unpaid interest at the annual rate of 13.25%. Additional expense has been recorded as a result of the amortization of the discount recorded on the Senior Discount Notes (for value attributed to the 1997 Warrants) and the amortization of costs of issuance. See "Liquidity and Capital Resources" below for information concerning the retirement of all outstanding Senior Discount Notes.

Loss on Investment and Other Assets. During the quarters ended March 31, 2001 and 2000, the Company recorded losses of $953,000 and $537,000, respectively, related to its investment in NewCheck. The Company accounts for its investment in NewCheck under the equity method. NewCheck has experienced recurring losses. See Note 5 of the Notes to Condensed Consolidated Financial Statements included under "Item 1. Financial Statements" of Part I of this report with respect to the Company's reduction of its investment in NewCheck by an amount corresponding to its share of NewCheck's losses, as reflected in the statement of operations, which information is incorporated by reference herein.

Income Taxes. The Company has incurred net losses since inception which have generated net operating loss carryforwards for federal income tax purposes of approximately $ 37.8 million at March 31, 2001 which are available to offset future taxable income and expire through the year 2013. In consideration of the Company's accumulated losses and the uncertainty of its ability to utilize any future tax benefits resulting from these losses, the impact of this potential tax benefit has been eliminated in the Company's unaudited condensed consolidated financial statements. During the fourth quarter of 1999 and the first and third quarters of 2000, the Company's net operating loss carryforwards were reduced as a consequence of the Company's recognition of extraordinary gain as hereinafter described and after utilizing the Company's operating loss to offset such gain for tax purposes.

	Extraordinary Gain. In the first quarter of 2000, the Company recognized an extraordinary gain of $18.959 million as the result of the acquisition of $24.549 million principal amount at maturity of Senior Discount Notes for a cost of $4.652 million, net of fees. The extraordinary gain is net of transaction fees of $247,000 and the write off of $625,000 of debt issuance costs.

	Other. As more fully described under Note 3 of the Notes to Condensed Consolidated Financial Statements included under "Item
1. Financial Statements" of Part I of this report, the Company has announced that it has commenced the winding down of its ESL operations. In connection with such activities, the Company expects to record significant charges in its financial statements for the second quarter ending June 30, 2001, including: (i) impairment and accelerated depreciation and other asset-related charges for equipment, leasehold improvements, warehouse closing costs, software and other fixed assets, ranging up to an estimated $1.5 million; and (ii) severance and other employment-related charges ranging from an estimated $0.8 million to $1.0 million.

Liquidity and Capital Resources

As of March 31, 2001, the Company had a net working capital deficiency of $4,479,000, reflecting cash and cash equivalents of $490,000, compared to a net working capital deficiency of $1,029,000, reflecting cash and cash equivalents of $2,887,000, at December 31, 2000. The decrease in net working capital and in cash and cash equivalents resulted primarily from the funding of the Company's operations and interim financing to NewCheck.

Net cash used in operations was $1,392,000 for the three months ended March 31, 2001, compared to net cash of $2,271,000 used for operating activities for the same period in 2000, resulting primarily from the net losses (prior to accounting for the first quarter 2000 extraordinary gain of $18,959,000) of $3,582,000 and $5,883,000, respectively, for such periods. See Notes 3 and 5 of the Notes to Condensed Consolidated Financial Statements included under "Item 1. Financial Statements" of Part I of this report for a description, respectively, of the Company's anticipated charges during the second quarter of this year in connection with the winding down of its ESL operations, and of write-downs of the securities of NewCheck held by the Company during 2000, which information is incorporated by reference herein.

Cash used in investing activities totaled $1,005,000 for the three months ended March 31, 2001 compared to $6,593,000 of cash used in investing activities for the same period in 2000. The decrease in investing activities was primarily due to the interim financing of NewCheck in the amount of $953,000 during the first quarter of 2001 compared to the first quarter 2000 investment of $1,950,000 in NewCheck equity and $4,550,000 in NewCheck convertible debt.

In February 2000, in exchange for payments aggregating $6,500,000, the Company acquired shares of NewCheck's newly-created Series C Convertible Preferred Stock, $.0001 par value (the "Newcheck Senior Preferred Stock"), representing approximately 18% of NewCheck's outstanding voting securities, together with NewCheck's 8% Convertible Promissory Note (the "Convertible Note") in the aggregate principal amount of $4,550,000, convertible into additional shares of NewCheck Senior Preferred Stock. The NewCheck Senior Preferred Stock is entitled, pursuant to its terms, to receive preferential dividends, payable semi-annually in additional shares of NewCheck Senior Preferred Stock, at the rate of 8% per annum on the liquidation preference per share, which cumulate if not paid, is subject to certain redemption rights exercisable by the holders and participates on an "as converted" basis with the NewCheck Common Stock, and other participating series, in the proceeds of certain events. Each share of NewCheck Senior Preferred Stock is convertible into three shares of NewCheck Common Stock at the election of the holder, is automatically converted in specified circumstances, carries a number of votes equal to the number of shares of NewCheck Common Stock issuable upon conversion, and votes together with the NewCheck Common Stock and other voting securities of NewCheck.

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

In December 2000, the Company committed to its portion, in an amount up to $2,500,000, of interim financing for the benefit of NewCheck, as part of arrangements entered into by NewCheck's principal stockholders. At December 31, 2000, the Company had advanced $497,000 under such arrangements, advanced an additional $953,000 during the first quarter of 2001 and anticipates funding the remainder of its commitment prior to the final drawdown date allowed NewCheck through the end of May 2001. Such amounts accrue interest at the rate of 9% per annum and are repayable at specified times through August 2001, unless converted to additional equity of NewCheck at the election of NewCheck and with the consent of the requisite NewCheck stockholders.

In accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and based upon uncertainties resulting from NewCheck's history of operating losses and uncertainties regarding ERS' ability to provide future financing to NewCheck, management reduced the carrying value of amounts due from NewCheck to zero at December 31, 2000. The consequent impairment charges aggregated $3,141,000 and consisted of a write-down in the amount of $2,644,000 of the remaining carrying value of the NewCheck Convertible Note and a write-down in the amount of $497,000 of amounts advanced by the Company under the interim arrangements with NewCheck. The Company also recorded a loss provision of $913,000 against amounts owed to the Company under the NewCheck management agreement as of December 31, 2000. Equity losses in the amount of $953,000 were recorded in the three month period ended March 31, 2001 to reflect the continued interim funding to NewCheck. During the first quarter of 2001, in lieu of a scheduled cash payment for interim financing to NewCheck, the Company applied $550,000 of amounts due from NewCheck for services rendered.

To date, the Company has not generated positive cash flow from operations, and has historically funded its operations primarily through loans from its stockholders, the sale of interests in an affiliated partnership, its initial public offering of Common Stock consummated in 1993, its arrangements with the Connecticut Development Authority, the sale of Series A Preferred Stock, $1.00 par value, to the Company's principal stockholders and members of the Company's Board of Directors and their affiliates, an offshore public offering and contemporaneous private placement of Common Stock in 1996 and the Private Placement.

No cash was generated or used in financing activities during the three months ended March 31, 2001. Cash used in financing activities in the first three months of 2000 totaled $4,652,000, resulting from the acquisition of $24,549,000 principal amount at maturity of Senior Discount Notes in the first three months of 2000.

In January 1997, the Company completed the private sale of 147,312 Units, consisting of $147,312,000 principal amount at maturity of its Senior Discount Notes and the 1997 Warrants, which were sold to investors at a price aggregating $100 million ($95 million net proceeds to the Company). The 1997 Warrants are exercisable through February 1, 2004 with respect to an aggregate of 2,538,258 shares of Common Stock, at a per share price of $5.23. During the first quarter of 2000, the Company repurchased $24,549,000 aggregate principal amount at maturity of Senior Discount Notes in open market transactions from holders who were not affiliated with the Company for an aggregate purchase price of $4,652,000. In July 2000, the Company completed the exchange of $76,418,000 principal amount at maturity of its Senior Discount Notes for an aggregate of $13,755,000, in cash, approximately $5,000,000 principal amount of the Company's 10% Notes (due August 1, 2001), approximately $5,000,000 principal amount of the Company's 8% Notes (due August 1, 2004), and 39,985 shares of Series A-1 Preferred Stock, plus cash in lieu of fractional shares. The 10% Notes and 8% Notes are recorded with interest through maturity. The notes submitted for exchange represented 100% of the outstanding Senior Discount Notes.

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

The Company expects net losses and negative cash flows from operations to continue through the current fiscal year. The Company believes that current resources will not enable the Company to fund operations, including the Company's interim financing commitments to NewCheck, beyond the second quarter of 2001, absent additional financing. The Company does not have any existing commitments with respect to any such additional funding, nor can there be any assurance that any such financing would be available on terms reasonable to the Company or at all. Accordingly, the Company's circumstances raise substantial doubt about its ability to continue as a going concern. Management is engaged in discussions with the holders of its debt obligations with respect to arrangements that would avoid default in payment obligations that become due in the third quarter of 2001, but there can be no assurance that any such transaction would be available on terms reasonable to the Company or would be consummated.

The Company has announced the formation of a special board committee to consider a proposal received from Norton Garfinkle and Bruce F. Failing, Jr., both directors of the Company, who beneficially own approximately 51.7% of the outstanding Common Stock, to acquire, for cash, the shares of Common Stock not contributed by them and certain other investors to a newly-formed corporation organized by them ("Holdco"). The proposed transaction would be accomplished through (i) the merger into the Company of a subsidiary of Holdco, following the reclassification of the Common Stock contributed to Holdco as shares of a new class B common stock, $.01 par value, of the Company to be outstanding after the merger as the sole class of common equity of the Company, and (ii) the payment by Holdco to the remaining holders of Common Stock of $0.24 per share. The proposed transaction is subject to agreement with the Company and, subsequently, negotiation of definitive documentation, and there can be no assurance that any such transaction will be consummated. The special board committee has engaged investment bankers and special counsel to advise it concerning the proposed transaction.

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

The Company utilizes sensitivity analysis, along with other techniques, as a basis for measuring the impacts that market risk exposure may have on the fair value of the Company's debt and financial instruments. If market interest rates were to increase immediately and uniformly by ten percent from levels at March 31, 2001, the decline in fair value of the portfolio would not be
material.   The Company's long-term debt bears interest, for the
most part, at a fixed rate and, therefore, relative to its long-term debt, an immediate ten percent change in the market interest rates would not materially impact the Company's financial statements.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

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

(b) Current Reports on Form 8-K

During the quarter ended March 31, 2001, the Company did not file any Current Reports on Form
8-K. The Company filed a Current Report on Form 8-
K dated May 2, 2001 reporting the shut-down of its ESL business and the transaction proposed by its principal stockholders.



Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


						ELECTRONIC RETAILING SYSTEMS
						   INTERNATIONAL, INC.



May 21, 2001				s/Bruce F. Failing, Jr.
-------------------------		---------------------------------
Date						Bruce F. Failing, Jr.
						Vice Chairman and Chief
						   Executive Officer



May 21, 2001				s/Jerry McAuliffe
-------------------------		---------------------------------
Date						Jerry McAuliffe
						Chief Financial Officer
						   (principal financial and
						    accounting officer)


Index to Exhibits


Exhibit No.			Document Description
-----------			--------------------

11 Statement of Computation of Per Share
					  Earnings








25