Form 10-Q
period 2001-06-30
ELECTRONIC RETAILING SYSTEMS INTERNATIONAL INC
filed 2001-08-16
CIK 898747

=================================================================
	FORM 10-Q
	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C. 20549

	  X  	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	-----	    OF THE SECURITIES EXCHANGE ACT OF 1934

			For the quarterly period ended June 30, 2001

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

			YES    X    	  NO
			    -------	     -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

	   Class			         Outstanding at July 31, 2001
----------------------------	   --------------------------------
Common Stock, $.01 par value	           21,345,383 shares

=================================================================


	Electronic Retailing Systems International, Inc.

	Form 10-Q

	Contents

										   Page Number
PART I. Financial Information

	Item 1.	Financial Statements

			Condensed Consolidated Balance Sheet--
			   June 30, 2001 and December 31, 2000    	3

			Condensed Consolidated Statement of
			   Operations--Three and Six Months Ended
			   June 30, 2001 and 2000					4

			Condensed Consolidated Statement of Cash
			   Flows-Six Months Ended June 30,
			   2001 and 2000						5

			Notes to Condensed Consolidated Financial
			  Statements							6

	Item 2.	Management's Discussion and Analysis of
			  Financial Condition and Results of
			  Operations							16

	Item 3.	Quantitative and Qualitative Disclosure
			  About Market Risk						26

PART II. Other Information


	Item 6.	Exhibits and Reports on Form 8-K			27

SIGNATURES											28

INDEX TO EXHIBITS									29


	Electronic Retailing Systems International, Inc.
	Condensed Consolidated Balance Sheet
	(in thousands except per share and share amounts)

							      June 30,	    December 31,
								  2001  		 2000
								------------	---------------
								(unaudited)
ASSETS
Current assets
  Cash and cash equivalents	$     228	$  2,887
	Accounts receivable, net	    1,256      	   1,575
	Inventories, net	      771	   1,403
  Prepayments and other current
    assets	      383              198
				---------	--------
  	 Total current assets	    2,638 	   6,063
				---------         --------
Equipment	    2,997            2,962
Accumulated depreciation	   (2,997)          (1,601)
				---------	--------
	Net equipment	       --            1,361
				---------         --------
Other non-current assets	       --                6
				---------	--------
Total assets	$   2,638	$  7,430
				=========	========
LIABILITIES, REDEEMABLE SECURITIES
  AND STOCKHOLDERS' DEFICIT
Current liabilities
  Current portion of long-term debt	$   5,552	$  5,552
  Accounts payable and accrued
    expenses	    2,471	   1,430
  Accrued shutdown costs                         1,005               --
  Deferred revenue	      --	     110
				---------	--------
	  	Total current liabilities	    9,028 	   7,092

Long-term debt	    6,882	   6,882
				---------         --------
Total Liabilities	   15,910     	  13,974
				---------	--------
Redeemable preferred stock, Series A-1
  (par value $1.00 per share;
  40,000 authorized, 39,985 issued and
  outstanding; liquidation preference $100
  per share)	    3,999	   3,999
Common stock purchase warrants	    5,100	   5,100
				---------	--------
Total redeemable securities	    9,099            9,099
				---------	--------
Stockholders' deficit
 Common stock (par value $0.01 per
  share; 35,000,000 authorized,
  21,345,383 and 21,295,383 shares
  issued and outstanding in 2001
  and 2000, respectively)                         213              213
Additional paid-in capital	   51,376	  51,376
 Accumulated deficit	  (73,960)	 (67,232)
				---------	--------
 Total stockholders' deficit	  (22,371)  	 (15,643)
				---------	--------
Total liabilities, redeemable securities
 and stockholders' deficit                  $   2,638	$  7,430
				=========	========
See accompanying notes to condensed consolidated financial statements


Electronic Retailing Systems International, Inc.
Condensed Consolidated Statement of Operations
(in thousands, except share and per share amounts)
(Unaudited)
				   		 Three Months Ended	Six Months Ended
						     June 30, ?? ??????          June 30,
						 ------------------     ----------------
                                     2001        2000?       2001       2000
 ----	       ----       -----      -----
Revenues
  Product sales	  		    $ 1,626     $ 1,293     $ 2,643   $  2,029
  Maintenance			        306	        270         465        558
					    -------     -------     -------   --------
	Total revenues		      1,932       1,563       3,108      2,587
					    -------     -------     -------   --------
Costs of goods sold
  Product sales				  806	      1,267	      1,827      2,131
  Maintenance				  210	         95         288        198
					    -------     -------     -------   --------
  Total cost of goods sold	      1,016       1,362       2,115      2,329
					    -------     -------     -------   --------
	Gross profit			  916	        201         993        258
					          -------     -------     -------   --------
Operating expenses
  Selling, general and
   administrative		   	   	1,211	      1,557       2,921      3,521
  Provision for ESL shutdown        1,289        --         1,289       --
  Research and development	        929	      1,107	      1,906      2,211
  Depreciation and amorti-
     zation					  567	         78         608        166
					    -------     -------     -------   --------
      Total operating expenses      3,996 	2,742       6,724      5,898
					    -------     -------     -------   --------
	  Loss from operations	     (3,080)     (2,541)     (5,731)    (5,640)
					    -------     -------     -------   --------
Other income (expenses)
  Interest and other income	         --	        438	         22        919
  Interest expense			   --	     (2,756)         --     (5,481)
  Gain/loss on disposals      	   27           1          27         (2)
Loss on investment
     and other assets			  (92)       (530)     (1,045)    (1,067)
					    -------     -------     -------   --------
  Total other expenses, net	        (65)     (2,847)       (996)    (5,631)
    Loss before extraordinary	    -------     -------     -------   --------
       item			           (3,145)     (5,388)     (6,727)   (11,271)
Extraordinary item
  Gain on extinguishment of
    Debt			               --          --          --     18,959
					    -------     -------     -------   --------
	Net income (loss)	    $(3,145)   $ (5,388)    $(6,727)    $7,688
					    =======    ========     =======   ========
Earnings per share
  	 Weighted average common
     shares outstanding		     21,345      21,290      21,339     21,288
					    =======    ========     =======   ========
		 Basic and diluted net income
		   (loss) per common share:
         Loss before
 		   extraordinary item	    $ (0.15)   $  (0.25)    $ (0.32)  $  (0.53)

		    Extraordinary item	        --         --           --         0.89
							    --------   --------      -------   --------
          Net income (loss) 	    $ (0.15)   $  (0.25)     $ (0.32)  $   0.36
							    ========   ========      =======   ========
See accompanying notes to condensed consolidated financial statement

Electronic Retailing Systems International, Inc.
Condensed Consolidated Statement of Cash Flows
(in thousands)
(Unaudited)

				  Six Months Ended
				       June 30,
				--------------------
			 	  2001         2000
				 ------	  ------

CASH FLOWS USED IN OPERATING ACTIVITIES:
  Net income (loss)	$(6,727)	 $ 7,688
  Depreciation and amortization                       1,396	     782
  Extraordinary gain on retirement of debt               --	 (18,959)
  Provision for doubtful accounts                       150	      --
  Provision (reversal) of inventory reserves         (1,328)	      90
  Noncash interest expense and other                     --	   5,461
  Provision for ESL shutdown                          1,289           --
  Loss on equity investment                           1,045	   1,067
  Accounts receivable                                   169	    (477)
  Inventory                                           1,810	   1,053
  Current liabilities                                 823       (1,185)
  Other current and non-current assets                 (212)        (550)
  				 -------	 -------
Cash used in operating activities	 (1,585)	  (5,030)
				 -------	 -------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Capital expenditures	    (52)	    (157)
  Proceeds from sale of assets                           27           --
  Note receivable	     --	  (4,550)
  Equity investment in NewCheck	 (1,045)	  (1,950)
  Other, net                                             (4)           3
				-------	 -------
Cash used in investing activities	 (1,074)	  (6,657)
				-------	 -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash used for early debt retirement	     --	  (4,652)
				-------	 -------
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,659)	 (16,339)

Cash and cash equivalents at beginning
  of period	 2,887	  37,386
				-------      -------
Cash and cash equivalents at end of
  period		$  228	 $21,047
				=======	 =======




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

	In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals and accruals relating to the winding-down of the Company's electronic shelf label business (see Note 3), considered necessary for a fair presentation of the results of the interim periods. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001 (see Note 3). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

Note 3 -Going Concern; Shutdown of ESL Business

The Company has sustained net losses and negative cash flows from operations since its inception and management expects these conditions to continue during the current year. On May 2, 2001, the Company announced it has commenced the winding down of its electronic shelf label ("ESL") operations on an orderly basis, as a result of insufficient interest in the retail community for ESL systems to justify or attract further economic investment in the reasonably foreseeable future. The Company is currently providing customers with adequate supplies and spares so as to maintain the current installed base of ESL systems for the near term. The Company will continue its management agreement with NewCheck Corporation ("NewCheck"). See Note 6.

To reflect the costs of the shutdown of the ESL business, the Company recorded a $1.3 million provision for shutdown charges in its financial statements for the second quarter ended June 30, 2001, including: (i) severance and other employment-related charges totaling approximately $0.8 million; and (ii) write off of work in process inventories, warehouse and facility closing costs, and other accrued expenses totaling $0.5 million. In connection with the winding-down of ESL operations, certain long-lived assets will be taken out of service prior to the normal service period. Accordingly, the Company has recorded an impairment charge, the impact of which was approximately $1.0 million, of which approximately $0.2 million is included in cost of goods sold and $0.8 million included in operating expenses.

	Management of the Company does not believe that, absent additional financing, current resources will enable the Company to fund operations, including the completion of the winding-down of ESL operations, through the end of the third quarter of 2001. The Company does not have any existing commitments with respect to any such additional funding, nor can there be any assurance that any such financing would be available on terms reasonable to the Company or at all. See
Note 7 for a description of the agreement and plan of merger dated July 2, 2001 pursuant to which an acquisition company organized by the Company's principal stockholders would acquire, for cash, the shares of the Company's common stock,



Electronic Retailing Systems International, Inc.
Notes to Condensed Consolidated Financial Statements


$.01 par value ("Common Stock"), not contributed by such stockholders and certain other investors to the acquisition company. In addition, as described under Note 7 the Company's obligations under its outstanding 10% Guaranteed Secured Notes (the "10% Notes") have been waived, but the continuation of such waiver is within the discretion of the Company's affiliate that holds such notes. As a result of these factors, there is substantial doubt about the Company's ability to continue its operations as a going concern.

Note 4 -Inventories:

	Inventories are stated at the lower of cost (determined on a first in, first out basis) or net realizable value. With the closing of the ESL business, the carrying value of inventory represents the estimated value of inventory that the Company expects to utilize to fulfill remaining sales commitments for additional installations, service and spares kits for customers. Inventories at June 30, 2001 consist of $0.258 million of materials and supplies and $0.513 million of finished goods on committed sales orders. Inventories at December 31, 2000 consisted of $0.458 million of materials, supplies and work in process, and $0.945 million of finished goods.

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

During the third quarter of 2000, the Company completed the exchange of $76.418 million principal amount at maturity of Senior Discount Notes for an aggregate of $13.76 million, in cash, approximately $5 million principal amount of the

     Electronic Retailing Systems International, Inc.
      Notes to Condensed Consolidated Financial Statements


	Company's 10% Guaranteed Secured Notes due August 1, 2001, approximately $5 million principal amount of the Company's
8% Guaranteed Secured Notes due August 1, 2004 (the "8%
Notes"), and 39,985 shares of the Company's newly-created
Series A-1 Convertible Preferred Stock, $1.00 par value
("Series A-1 Preferred Stock"), subject to automatic conversion as described below, plus cash in lieu of fractional shares. The 10% Notes and 8% Notes are recorded together with interest through maturity. The notes submitted for exchange represented all of the remaining outstanding
Senior Discount Notes. The exchange was accounted for in accordance with the provisions of FASB 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings."
The Company recognized an extraordinary gain of $45.869 million ($2.15 per share) as a result of the exchange of the Senior Discount Notes.

At issuance, the 10% Notes and 8% Notes (the "Notes") were guaranteed by the Company's subsidiaries and collateralized by the assets of the Company and its subsidiaries, and contained covenants that, among other matters, restricted distributions on the Company's Common Stock and limit the ability of the Company and its subsidiaries to incur indebtedness for borrowed money and create liens on their assets. See Note 7 for a description of modifications in the terms of the 10% Notes, and waivers of certain provisions thereof, in connection with the purchase of such notes by an affiliate of the Company.

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

	At June 30, 2001 and December 31, 2000, the 10% Notes, plus interest, are classified as current liabilities.

	Long-term debt as of June 30, 2001 and December 31, 2000 was comprised of the 8% Notes totaling $5 million, plus interest.

Electronic Retailing Systems International, Inc.
Notes to Condensed Consolidated Financial Statements


Note 6 - Agreements with NewCheck Corporation

On February 11, 2000, in exchange for payments aggregating $6.5 million, the Company acquired 262,802 shares of the newly-created Series C Convertible Preferred Stock, $.0001 par value (the "NewCheck Senior Preferred Stock"), of NewCheck, together with NewCheck's 8% Convertible Promissory Note (the "NewCheck Convertible Note") in the original principal amount of approximately $4,550,000, convertible into an additional 613,205 shares of NewCheck Senior Preferred Stock. NewCheck is engaged in the development and commercialization of retailing productivity solutions for use in supermarkets and other retail environments similar to those addressed by the Company's system. The shares of NewCheck Senior Preferred Stock acquired at closing in February 2000 by the Company represented approximately 19% of NewCheck's then outstanding voting securities.

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

The Company applies the equity method of accounting to its investment in NewCheck. NewCheck has experienced recurring losses. In applying the equity method, the Company has reduced its investment in NewCheck by an amount corresponding to its share of NewCheck losses, first by reducing its initial equity investment to zero and then by applying any remainder to its note receivable from NewCheck. The Company recorded losses under the equity method of $1.045 million and $3.273 million for the six months ended June 30, 2001 and the year ended December 31, 2000, respectively, and, as more fully described below, recorded an impairment charge of $2.6 million for the year ended December 31, 2000 against the NewCheck Convertible Note.

The Company and NewCheck have also entered into a management agreement under which, for an initial term of five years, the Company will manage NewCheck's operations. In exchange for the agreement, and in addition to continuing reimbursements to the company of the costs of performance, at closing the Company was issued 850,000 ten-year warrants (net of 260,000 warrants assigned by the Company to one of its executive officers in 2000, the value of which was de minimis and no compensation charge was recorded in the

Electronic Retailing Systems International, Inc.
	Notes to Condensed Consolidated Financial Statements


Company's financial statements), with an exercise price of $.001 per share, exercisable to acquire shares of NewCheck Common Stock equal to approximately 8% of NewCheck's outstanding voting securities (giving effect to such warrants, to the conversion of NewCheck's interim financing described below, and to the conversion of the NewCheck Convertible Note). At closing, the Company received additional ten-year warrants (certain of which were assigned by the Company to its executive officers in 2000, the value of which were de minimis and no compensation charge was recorded in the Company's financial statements) that vest with respect to specified percentages of the outstanding NewCheck Common Stock in the event the equity value of NewCheck exceeds specified levels during the three years after closing.

In December 2000, the Company committed to its portion, in an amount up to $2.5 million, of interim financing for the benefit of NewCheck, as part of arrangements entered into by NewCheck's principal stockholders. At December 31, 2000, the Company had advanced $0.5 million under such arrangements and advanced the remainder of its commitment during the first six months of 2001 (approximately $.8 million of which was applied to amounts due from NewCheck as described below). Prior to the conversion of such amounts as described under
Note 7, such amounts accrued interest at the rate of 9% per annum and were repayable in August 2001. As more fully described below, the carrying value of advances made under such arrangements has been reduced to zero.

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

The Company also recorded a loss provision of $0.913 million against amounts owed to the Company under the NewCheck management agreement as of December 31, 2000. During the six-month period ended June 30, 2001, additional equity losses on the NewCheck investment of $1.045 million were recorded due to the Company's continuing to fund the losses of NewCheck's operations under the commitment to provide interim funding to

Electronic Retailing Systems International, Inc.
Notes to Condensed Consolidated Financial Statements


NewCheck. During the first six months of 2001, in lieu of scheduled cash payments for interim financing to NewCheck, the Company applied $0.8 million of amounts due from NewCheck for services rendered.

Note 7 - Subsequent Events

	Merger Agreement

On July 3, 2001, the Company entered into a definitive agreement which provides for the payment by Systems Holding, Inc., a newly-formed acquisition company ("Holdco") organized by Norton Garfinkle and Bruce F. Failing, Jr., the Company's founders, and certain other investors, of $0.26 per share, in cash, to each other holder of Common Stock. Under the agreement, a wholly-owned subsidiary of Holdco will merge (the "Merger") into the Company, following the reclassification of the Common Stock contributed to Holdco in connection with its organization as shares of a new Class B Common Stock, $.01 par value, of the Company, to be outstanding after the Merger as the sole class of common equity of the Company.

A Special Committee of the Company's Board of Directors consisting entirely of the non-management director of the Company who is not an affiliate of Holdco or its stockholders, approved the definitive agreement and recommended that the Company's Board adopt the agreement. The members of the Board of Directors of the Company unanimously approved the Merger. Holdco stockholders owning in excess of a majority of the outstanding Common Stock, the sole class of voting securities of the Company, have executed a consent as majority stockholders approving the Merger. No additional stockholder vote is required to complete the Merger. The transaction is conditioned on the distribution to holders of Common Stock of an information statement prepared in accordance with the requirements of the Securities and Exchange Commission and the expiration of applicable notice periods.

Affiliate Purchase of 10% Notes

On July 24, 2001, Holdco, as nominee for its stockholders, acquired substantially all of the Company's outstanding 10% Notes for cash equal to one-half of the aggregate of the principal amount of the 10% Notes plus accrued interest thereon. In addition, upon consummation of the Merger, Holdco will be obligated to issue to the sellers an aggregate of five percent of the common equity of Holdco. In connection with the acquisition of the 10% Notes, substantially all of the restrictive covenants contained Electronic Retailing Systems International, Inc.
	Notes to Condensed Consolidated Financial Statements


therein have been eliminated, as well all guaranties and collateral for such notes. In addition, the selling noteholders have extended an option to Holdco, exercisable at Holdco's option through July 2002, to acquire substantially all of the Company's 8% Notes for cash equal to one-half of the aggregate of the principal amount of the 8% Notes plus accrued interest thereon. Holdco has agreed with the Company that any and all defaults under the 10%
Notes (which had an original maturity date of August 1, 2001) are waived until such time as Holdco delivers notice of revocation of the waiver.

Conversion of NewCheck Interim Financing

On July 25, 2001, the Company's interim financing extended to NewCheck Corporation, as part of arrangements entered into by the principal stockholders of NewCheck, was, pursuant to action taken by the Board of Directors and stockholders of NewCheck, converted into a combination of additional shares of NewCheck Senior Preferred Stock and additional principal amounts of the NewCheck Convertible Note held by the Company. Accordingly, the aggregate principal amount of approximately $2,500,000 advanced by the Company to NewCheck as part of such interim arrangements, together with interest accrued thereon in the amount of approximately $95,600, was converted into an aggregate of approximately 104,478 additional shares of NewCheck Senior Preferred Stock and an approximate additional $1,808,870 in principal amount of the NewCheck Convertible Note, such additional principal convertible into approximately 243,783 shares of NewCheck Senior Preferred Stock. The shares of NewCheck Senior Preferred Stock acquired upon conversion of such interim arrangements, together with the shares acquired by the Company in February 2000, represent approximately 19% of NewCheck's outstanding voting securities. The NewCheck Convertible Note is subject to subordination arrangements entered into with NewCheck's institutional lender which do not affect the convertibility features of such note.

Note 8 -New Accounting Standards:

	In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137, which the Company adopted effective beginning January 1, 2001. Such adoption did not have a material impact on the Company's financial statements.



Electronic Retailing Systems International, Inc.
	Notes to Condensed Consolidated Financial Statements


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

	In July 2001, the Financial Accounting Standards Board issued Statement No. 141 (SFAS 141), "Business Combinations" and
Statement No. 142 (SFAS 142), "Goodwill and other Intangible
Assets." These standards will be adopted in fiscal 2002. The
Company currently is evaluating the impact that these standards will have on its financial statements.

Item 2. Management's Discussion And Analysis Of Financial
 	    Condition And Results Of Operations

Overview

Since its inception in 1990, Electronic Retailing Systems International, Inc. (the "Company" or "ERS") has been engaged primarily in the development, design, market testing and sale of the ERS ShelfNet(R) System (the "ERS ShelfNet System"). The Company has never been profitable and has incurred significant net operating losses and negative cash flows from operations to date. Since inception and through June 30, 2001, the Company has generated cumulative revenues of $29.4 million, and has incurred a cumulative net operating loss of approximately $141.0 million (prior to recording an extraordinary gain in 1999 and 2000 of an aggregate of $99.4 million in connection with the Company's acquisition of its 13-1/4% Senior Discount Notes). The Company expects losses and negative cash flow from operations to continue through the current fiscal year, and the accumulated deficit to increase.

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

Management does not believe that, absent additional financing, the Company's current resources will enable the Company to fund operations, including the winding-down of ESL operations, through the end of the third quarter of the current year. The Company does not have any existing commitments with respect to any additional financing and there can be no assurance that any such additional financing would be available on terms reasonable to the Company or at all. See "Liquidity and Capital Resources" below for a description of the agreement and plan of merger dated July 2, 2001 pursuant to which Systems Holding, Inc., an acquisition company ("Holdco") organized by the Company's principal stockholders, will acquire, for cash, the shares of the Company's common stock , $.01 par value ("Common Stock"), not contributed by them and certain other investors to Holdco. In addition, the Company's obligations under its outstanding 10% Guaranteed Secured Notes (the "10% Notes"), substantially all of which have been acquired by Holdco, have been waived by Holdco, but the continuation of such waiver is within the discretion of Holdco. As a result of these factors, there is substantial doubt about the Company's ability to continue its operations as a going concern.

Statements contained in and preceding management's discussion and analysis contain various forward-looking statements and information that are based on information currently available to management and management's beliefs and assumptions. When used in this document, the words "anticipate", "designed to", "estimate", "believes", "plans", and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are subject to risks and uncertainties, and the Company's actual results may vary materially from those anticipated, estimated or projected due to a number of factors, including, without limitation, the progress of the Company's shut-down of ESL operations, the Company's arrangements with holders of its debt obligations, the prospects of NewCheck, and other factors set forth in reports and other documents filed by the Company with the Securities and Exchange Commission from time to time.

Results of Operations

Revenues. The Company's revenues have historically been derived principally from product sales and maintenance activities attendant to its ESL operations. During the three-month period ended June 30, 2001, the Company's revenues were $1,626,000 compared to $1,293,000 in the corresponding quarter in 2000. During the six-month period ended June 30, 2001, revenues were $2,643,000 compared to $2,029,000 in the corresponding period in 2000. The increase in revenue reflects increased sales activity compared to the prior year. During the second quarter of 2001, the Company recorded sales of 10 systems compared to 7 stores in the same period last year.

During the three-month period ended June 30, 2001, maintenance revenue increased to $306,000 from $270,000 for the same period in 2000. The increase in revenue is primarily due to the increase in calls from customers in connection with the winding-down of ESL operations. For the six-month period ended June 30, 2001, maintenance revenue decreased to $465,000 from $558,000 for the corresponding period in 2000, primarily as a result of the improved ShelfNet product becoming a larger part of the customer base, requiring less maintenance than the previously installed wired systems.

In the three and six month periods ended June 30, 2001, revenues were concentrated among two significant customers within the supermarket industry comprising 94% and 99% of total revenues, respectively. For the three and six month periods ended June 30, 2000, revenues were concentrated among the same customers comprising 90% and 93% of total revenues, respectively.
The Company's management agreement with NewCheck provides for reimbursement to the Company of costs incurred in performance, in addition to warrants to the Company with respect to the common stock, $.001 par value (the "NewCheck Common Stock"), of NewCheck (see "Liquidity and Capital Resources" below). Accordingly, the Company has not recorded revenues under such arrangements.

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

Cost of goods sold for the second quarter of 2001 was $1,016,000 compared to $1,362,000 for the same period in 2000. The decrease was primarily due to an increase in the Company's previous estimates of the net realizable value of its inventory and the corresponding reversal of previously recorded reserves in the amount of $1,328,000. This was partially offset by approximately $0.2 million resulting from the acceleration of depreciation of the Company's fixed assets to reflect the reduced service life. For the six-month period ended June 30, 2001, cost of goods sold was $2,115,000 compared to $2,329,000 for the same period in 2000. Gross profit increased in the second quarter of 2001 to $916,000 (47% of revenue) compared to a gross profit of $201,000 (13% of revenue) for the same period in 2000. For the six-month period ended June 30, 2001, gross profit was $993,000 (32% of revenues) versus $258,000 (10% of revenue) for the same period in 2000. The improvement in gross profit for the three and six months periods ended June 30, 2001 is attributable to the increase in new system installations and the favorable adjustment in the net realizable value of the Company's inventory.

Maintenance expenses included in cost of goods sold for the three and six month periods ended June 30, 2001 were $210,000 and $288,000, respectively, compared to $95,000 and $198,000 for the same periods in 2000, respectively. The increases are due to the increased activity from customers in anticipation of the termination of customer support by the Company in connection with the winding-down of ESL operations.

Selling, General and Administrative. Selling, general and administrative expense consists of costs associated with selling and administrative staff, overhead, and marketing and customer service personnel. Selling, general and administrative costs decreased to $1,211,000 for the three months ended June 30, 2001 compared to $1,557,000 for the same period in 2000. For the six month period ended June 30, 2001, selling, general and administrative costs decreased to $2,921,000 from $3,521,000 for the corresponding period in 2000. The decreases resulted primarily from lower compensation expense due to reductions in employee headcount and other general cost reductions, partially offset by an increase of approximately $0.1 million due to accelerated depreciation recorded due to certain long-lived assets taken out of service prior to their normal service periods during the second quarter of 2001.

Research and Development. Research and development expenses were $929,000 for the three months ended June 30, 2001 compared to $1,107,000 for the three months ended June 30, 2000. For the six-month period ended June 30, 2001, research and development expenses were $1,906,000 compared to $2,211,000 for the same period in 2000. Such decreases primarily reflect headcount reductions, partially offset by an increase of $0.2 million in accelerated depreciation recorded during the second quarter of 2001.

	Provision for ESL Shut-Down. As more fully described under Note 3 of the Notes to Condensed Consolidated Financial Statements included under "Item 1. Financial Statements" of Part I of this report, the Company has determined to wind down its ESL operations. In connection with such activities, the Company recorded a $1.3 million provision for shutdown charges in its financial statements for the quarter ended June 30, 2001, including: (i) severance and other employment-related charges totaling approximately $0.8 million; and (ii) write off of work in process inventories, warehouse and facility closing costs, and other accrued expenses totaling $0.5 million. In connection with the winding-down of ESL operations, certain long-lived assets will be taken out of service prior to their normal service period. Accordingly, the Company has recorded an impairment charge, the impact of which was approximately $1.0 million, of which approximately $0.2 million is included in cost of goods sold and $0.8 million included in operating expenses as described under the applicable captions above.

Depreciation and Amortization. The Company has accelerated the depreciation of its fixed assets such that all would be fully depreciated as of June 30, 2001, resulting in a $0.5 million increase in each of the three-and six-month period ended June 30, 2001 compared to the same periods in the prior year.

Interest and Other Income. The Company had no interest and other income for the three months ended June 30, 2001 compared to $438,000 for the three months ended June 30, 2000. For the six-month period ended June 30, 2001, interest and other income was $22,000 compared to $919,000 for the same period in 2000. The decrease is due to the decreased cash and cash equivalents available for investment.

Interest Expense. The Company did not incur interest expense for the three or six months ended June 30, 2001, compared to $2,756,000 and $5,481,000, respectively, for the same periods in 2000. See Note 5 of the Notes to Condensed Consolidated Financial Statements included under "Item 1. Financial Statements" of Part I of this report, which information is incorporated by reference herein. Interest expense in 2000 included non-cash interest on the Senior Discount Notes, all of which were acquired during the period from the fourth quarter of 1999 through the third quarter of 2000. With the consummation in January 1997 of the private sale (the "Private Placement") of 147,312 units (the "Units") each consisting of Senior Discount Notes with a principal amount at maturity of $1,000 and one warrant (collectively, the "1997 Warrants") to purchase 17.23 shares of Common Stock, the Company commenced recording interest on an amount equal to the gross proceeds from the Private Placement plus prior recorded and unpaid interest at the annual rate of 13.25%. Additional expense has been recorded as a result of the amortization of the discount recorded on the Senior Discount Notes (for value attributed to the 1997 Warrants) and the amortization of costs of issuance. See "Liquidity and Capital Resources" below for information concerning the retirement of all outstanding Senior Discount Notes.

Loss on Investment and Other Assets. During the quarters ended June 30, 2001 and 2000, the Company recorded losses of $92,000 and $530,000, respectively, related to its investment in NewCheck.
For the six-month periods ended June 30, 2001 and 2000, respectively, the Company recorded losses of $1,045,000 and $1,067,000, respectively. The Company accounts for its investment in NewCheck under the equity method. NewCheck has experienced recurring losses. See Note 6 of the Notes to Condensed Consolidated Financial Statements included under "Item 1. Financial Statements" of Part I of this report with respect to the Company's reduction of its investment in NewCheck by an amount corresponding to its share of NewCheck's losses, as reflected in the statement of operations, which information is incorporated by reference herein.

Income Taxes. The Company has incurred net losses since inception which have generated net operating loss carryforwards for federal income tax purposes of approximately $40.9 million at June 30, 2001 which are available to offset future taxable income and expire through the year 2021. In consideration of the Company's accumulated losses and the uncertainty of its ability to utilize any future tax benefits resulting from these losses, the impact of this potential tax benefit has been eliminated in the Company's unaudited condensed consolidated financial statements. During the fourth quarter of 1999 and the first and third quarters of 2000, the Company's net operating loss carryforwards were reduced as a consequence of the Company's recognition of extraordinary gain as hereinafter described and after utilizing the Company's operating loss to offset such gain for tax purposes.

	Extraordinary Gain. In the first quarter of 2000, the Company recognized an extraordinary gain of $18.959 million as the result of the acquisition of $24.549 million principal amount at maturity of Senior Discount Notes for a cost of $4.652 million, net of fees. The extraordinary gain is net of transaction fees of $247,000 and the write off of $625,000 of debt issuance costs.


Liquidity and Capital Resources

As of June 30, 2001, the Company had a net working capital deficiency of $6,390,000, reflecting cash and cash equivalents of $228,000, compared to a net working capital deficiency of $1,029,000, reflecting cash and cash equivalents of $2,887,000, at December 31, 2000. The decrease in net working capital and in cash and cash equivalents resulted primarily from the funding of the Company's operations, including the winding-down of its ESL operations, and interim financing to NewCheck.

Net cash used in operations was $1,585,000 for the six months ended June 30, 2001, compared to net cash of $5,030,000 used for operating activities for the same period in 2000, resulting primarily from the net losses (prior to accounting for the first quarter 2000 extraordinary gain of $18,959,000) of $6,727,000 and $11,271,000, respectively, for such periods. During the current year, the Company was positively impacted by its ability to utilize existing inventories and the management of its outstanding accounts payable in comparison to the same period in 2000. See Notes 3 and 5 of the Notes to Condensed Consolidated Financial Statements included under "Item 1. Financial Statements" of Part I of this report for a description, respectively, of the Company's charges during the second quarter of 2001 in connection with the winding down of its ESL operations, and of write-downs of the securities of NewCheck held by the Company during 2000, which information is incorporated by reference herein.

Cash used in investing activities totaled $1,074,000 for the six months ended June 30, 2001 compared to $6,657,000 of cash used in investing activities for the same period in 2000. The decrease in investing activities was primarily due to the interim financing of NewCheck in the amount of $1,045,000 during 2001 compared to the 2000 investment of $1,950,000 in NewCheck equity and $4,550,000 in NewCheck convertible debt during the same period in 2000.

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

In December 2000, the Company committed to its portion, in an amount up to $2,500,000, of interim financing for the benefit of NewCheck, as part of arrangements entered into by NewCheck's principal stockholders. At December 31, 2000, the Company had advanced $497,000 under such arrangements and advanced the remainder of its commitment during the first six months of 2001 (approximately $819,000 of which was applied to amounts due from NewCheck as described below). Prior to the conversion of such amounts in July 2001, such amounts accrued interest at the rate of 9% per annum and were repayable in August 2001.

Effective July 25, 2001, and pursuant to action taken by the Board of Directors and stockholders of NewCheck, the interim financing extended to NewCheck by its stockholders was converted into additional shares of the NewCheck Senior Preferred Stock or, in the case of stockholders holding prior issued convertible notes, into a combination of shares and additional principal amounts of such notes, allocated in the same proportion as subscriptions to shares and notes in the February 2000 placement. Accordingly, the aggregate principal amount of approximately $2,500,000 advanced by the Company to NewCheck as part of such interim arrangements, together with interest accrued thereon in the amount of approximately $95,600, was converted into an aggregate of approximately 104,478 additional shares of NewCheck Senior Preferred Stock and an approximate additional $1,808,870 in principal amount of the NewCheck Convertible Note, such additional principal convertible into approximately 243,783 shares of NewCheck Senior Preferred Stock. The shares of NewCheck Senior Preferred Stock acquired upon conversion of such interim arrangements, together with the shares acquired at closing in February 2000 by the Company, represent approximately 19% of NewCheck's outstanding voting securities. The NewCheck Convertible
Note is subject to subordination arrangements entered into with NewCheck's institutional lender which do not affect the convertibility features of such note.

In accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and based upon uncertainties resulting from NewCheck's history of operating losses and uncertainties regarding ERS' ability to provide future financing to NewCheck, management reduced the carrying value of amounts due from NewCheck to zero at December 31, 2000. The consequent impairment charges aggregated $3,141,000 and consisted of a write-down in the amount of $2,644,000 of the remaining carrying value of the NewCheck Convertible Note and a write-down in the amount of $497,000 of amounts advanced by the Company under the interim arrangements with NewCheck. The Company also recorded a loss provision of $913,000 against amounts owed to the Company under the NewCheck management agreement as of December 31, 2000. Equity losses in the amount of $1,045,000 were recorded in the six month period ended June 30, 2001 to reflect the continued funding of losses of NewCheck under the Company's interim funding commitment. During the first six months of 2001, in lieu of a scheduled cash payment for interim financing to NewCheck, the Company applied $819,000 of amounts due from NewCheck for services rendered.

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

No cash was generated or used in financing activities during the six months ended June 30, 2001. Cash used in financing activities in the first six months of 2000 totaled $4,652,000, resulting from the acquisition of $24,549,000 principal amount at maturity of Senior Discount Notes in the first three months of 2000.

In January 1997, the Company completed the private sale of 147,312 Units, consisting of $147,312,000 principal amount at maturity of its Senior Discount Notes and the 1997 Warrants, which were sold to investors at a price aggregating $100 million ($95 million net proceeds to the Company). The 1997 Warrants are exercisable through February 1, 2004 with respect to an aggregate of 2,538,258 shares of Common Stock, at a per share price of $5.23. During the first quarter of 2000, the Company repurchased $24,549,000 aggregate principal amount at maturity of Senior Discount Notes in open market transactions from holders who were not affiliated with the Company for an aggregate purchase price of $4,652,000. In July 2000, the Company completed the exchange of $76,418,000 principal amount at maturity of its Senior Discount Notes for an aggregate of $13,755,000, in cash, approximately $5,000,000 principal amount of the Company's 10% Notes, approximately $5,000,000 principal amount of the Company's 8% Notes, and 39,985 shares of Series A-1 Preferred Stock, plus cash in lieu of fractional shares. At June 30, 2001, the 10% Notes and 8% Notes were recorded with interest through their respective maturity dates of August 1, 2001 and August 1, 2004. The notes submitted for exchange represented 100% of the outstanding Senior Discount Notes.

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

The 10% Notes and 8% Notes (the "Notes") are subject to prepayment at the election of the Company, in the case of the 10% Notes without premium and in the case of the 8% Notes at premiums ranging up to eight percent of the principal prepaid. Upon specified change-in-control events, the Notes will be subject to mandatory prepayment at specified premiums. At issuance, the Notes were guaranteed by the Company's subsidiaries and collateralized by the assets of the Company and its subsidiaries, and contained covenants that, among other matters, restricted distributions on the Common Stock, and limited the ability of the Company and its subsidiaries to incur indebtedness for borrowed money and create liens on their assets.

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

Management does not believe that, absent additional financing, the Company's current resources will enable the Company to fund operations, including the completion of the winding-down of ESL operations, through the end of the third quarter. The Company has no current commitments for additional financing, and there can be no assurance that any such financing would be available on terms reasonable to the Company or at all. In addition, as described below, the Company's obligations under its 10% Notes have been waived, but the continuation of such waiver is within the discretion of the Company's affiliate that holds such notes. As a result of such factors, there is substantial doubt about the Company's ability to continue its operations as a going concern.

On July 3, 2001, the Company entered into a definitive agreement which provides for the payment by Systems Holding, Inc., a newly-formed acquisition company ("Holdco") organized by Norton Garfinkle and Bruce F. Failing, Jr., the Company's founders, and certain other investors, of $0.26 per share, in cash, to each other holder of Common Stock. Under the agreement, a wholly-owned subsidiary of Holdco will merge (the "Merger") into the Company, following the reclassification of the Common Stock contributed to Holdco in connection with its organization as shares of a new Class B Common Stock, $.01 par value, of the Company, to be outstanding after the Merger as the sole class of common equity of the Company.

Holdco stockholders who own in excess of a majority of the outstanding Common Stock, the sole class of voting securities of the Company, have executed a consent as majority stockholders approving the Merger, following the unanimous approval of the Merger by the Company's Board of Directors upon the recommendation of a Special Committee of the Board of Directors consisting entirely of the non-management director of the Company who is not an affiliate of Holdco or its stockholders. No additional stockholder vote is required to complete the Merger. The transaction is conditioned on the distribution to holders of Common Stock of an information statement prepared in accordance with the requirements of the Securities and Exchange Commission and the expiration of applicable notice periods. The Company expects the Merger to be consummated later in the third quarter of this year.

On July 24, 2001, Holdco, as nominee for its stockholders, acquired substantially all of the Company's outstanding 10% Notes for cash equal to one-half of the aggregate of the principal amount of the 10% Notes plus accrued interest thereon. Upon consummation of the Merger, Holdco will be obligated to issue to the sellers an aggregate of five percent of the common equity of Holdco. In addition, the selling noteholders have extended an option to Holdco, exercisable at Holdco's option through July 2002, to acquire substantially all of the Company's 8% Notes for cash equal to one-half of the aggregate of the principal amount of the 8% Notes plus accrued interest thereon. In connection with the acquisition of the 10% Notes, substantially all of the restrictive covenants contained therein have been eliminated, as well all guaranties and collateral for such notes. Holdco has further entered into an agreement with the Company to the effect that any and all defaults under the 10% Notes (which had an original maturity date of August 1, 2001) are waived, until such time as Holdco, in its sole discretion, delivers notice of revocation of the waiver. In addition, the selling holders of 10% Notes have agreed that, in the event the Merger is not consummated prior to the end of the current fiscal year, in lieu of shares of Holdco equity they will acquire shares of Common Stock aggregating five percent of the outstanding Common Stock, and the Company has agreed to issue such shares in exchange for the assignment to it of Holdco's option on the 8% Notes.

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

The Company utilizes sensitivity analysis, along with other techniques, as a basis for measuring the impacts that market risk exposure may have on the fair value of the Company's debt and financial instruments. If market interest rates were to increase immediately and uniformly by ten percent from levels at June 30, 2001, the decline in fair value of the portfolio would not be
material.   The Company's long-term debt bears interest, for the
most part, at a fixed rate and, therefore, relative to its long-term debt, an immediate ten percent change in the market interest rates would not materially impact the Company's financial statements.

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

(b) Current Reports on Form 8-K

During the quarter ended June 30, 2001, the Company filed a Current Report on Form 8-K dated
May 2, 2001 reporting, under "Item 5. Other
Events" thereunder, the winding-down of its ESL business and the transaction proposed by its principal stockholders. In addition, the Company has filed a Current Report on Form 8-K dated July
2, 2001 reporting, under "Item 5. Other Events" thereunder, the execution of a definitive merger agreement with Holdco, and a Current Report on Form 8-K dated July 24, 2001 reporting under "Item
5. Other Events" thereunder, the acquisition by Holdco of substantially all of the Company's 10%
Notes and the conversion of the NewCheck interim financing. No financial statements were included with any such report.



Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


						ELECTRONIC RETAILING SYSTEMS
						   INTERNATIONAL, INC.



August 16, 2001				s/Bruce F. Failing, Jr.
-------------------------		---------------------------------
Date						Bruce F. Failing, Jr.
						Vice Chairman of the Board and
						 Chief Financial Officer




Index to Exhibits

Exhibit No.			Document Description
-----------			--------------------

10(a)	Agreement and Plan of Merger dated July 2,
2001 among the Company, Holdco and Systems
Merger, Inc. (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-
K dated July 2, 2001)

10(b)	Consent Agreement dated July 3, 2001 among
the Company, Electronic Retailing Systems
International, Inc., a Connecticut
corporation ("ERS Connecticut"), and Holdco
(Incorporated by reference to Exhibit 99.2 to
the Current Report on Form 8-K dated July 24,
2001)

10(c)	Form of Amendment No. 1 dated July 24, 2001
to the Company 10% Guaranteed Secured Notes
(Incorporated by reference to Exhibit 99.3 to
the Current Report on Form 8-K dated July 24,
2001)

10(d)	Form of Amendment No. 1 dated July 24, 2001
to the Company 8% Guaranteed Secured Notes
(Incorporated by reference to Exhibit 99.4 to
the Current Report on Form 8-K dated July 24,
2001)

10(e)	Amendment No. 1 dated July 24, 2001 to
Guaranty Agreement executed by ERS
Connecticut (Incorporated by reference to
Exhibit 99.5 to the Current Report on Form 8-
K dated July 24, 2001)

10(f)	Amendment No. 1 dated July 18, 2001 to
Collateral Assignment and Security Agreement
among the Company, ERS Connecticut and United
States Trust Company of New York
(Incorporated by reference to Exhibit 99.6 to
the Current Report on Form 8-K dated July 24,
2001)

10(g)	Amended and Restated 8% Convertible Note
issued by NewCheck to the Company

10(h)	Subordination Agreement dated July 31, 2001
entered into by the Company







29
corp\ers\sec.doc\10Q June 2001 Draft(1)