Form 10-Q
period 2001-09-30
ELECTRONIC RETAILING SYSTEMS INTERNATIONAL INC
filed 2001-11-19
CIK 898747

=================================================================
	FORM 10-Q
	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C. 20549

	  X  	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	-----	    OF THE SECURITIES EXCHANGE ACT OF 1934

			For the quarterly period ended September 30, 2001
                                               -----------------
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

			YES    X    	  NO
			    -------	     -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

	   Class			        Outstanding at October 31, 2001
----------------------------	   -------------------------------
Common Stock, $.01 par value	           21,345,383 shares

=================================================================


	Electronic Retailing Systems International, Inc.

	Form 10-Q

	Contents

										   Page Number
PART I. Financial Information

	Item 1.	Financial Statements

			Condensed Consolidated Balance Sheet--
			   September 30, 2001 and
			   December 31, 2000    					3

			Condensed Consolidated Statement of
			   Operations--Three and Nine Months
			   Ended September 30, 2001 and 2000		4

			Condensed Consolidated Statement of Cash
			   Flows-Nine Months Ended September
			   30, 2001 and 2000						5

			Notes to Condensed Consolidated Financial
			  Statements							6

	Item 2.	Management's Discussion and Analysis of
			  Financial Condition and Results of
			  Operations							17

	Item 3.	Quantitative and Qualitative Disclosure
			  About Market Risk						27

PART II. Other Information

	Item 4. 	Submission of Matters to a Vote of
			   Security Holders

	Item 6.	Exhibits and Reports on Form 8-K			28

SIGNATURES											29




	Electronic Retailing Systems International, Inc.
	Condensed Consolidated Balance Sheet
	(in thousands except per share and share amounts)

							      September 30,   December 31,
								  2001  		 2000
								------------	---------------
								(unaudited)
ASSETS
Current assets
  Cash and cash equivalents	$     112 	$  2,887
	Accounts receivable, net	      427    	   1,575
	Inventories, net	      --  	   1,403
  Prepayments and other current
    assets	      410              198
				---------	--------
  	 Total current assets	      949  	   6,063
				---------         --------
Equipment	    2,997            2,962
Accumulated depreciation	   (2,997)          (1,601)
				---------	--------
	Net equipment	       --            1,361
				---------         --------
Other non-current assets	       --                6
				---------	--------
Total assets	$     949 	$  7,430
				=========	========
LIABILITIES, REDEEMABLE SECURITIES
  AND STOCKHOLDERS' DEFICIT
Current liabilities
  Current portion of long-term debt	$   5,552	$  5,552
  Accounts payable and accrued
    expenses	    1,661	   1,430
  Accrued shutdown costs                           160              --
  Note Payable - Systems Holding, Inc.	      287	     --
  Deferred revenue	      --	     110
				---------	--------
	  	Total current liabilities	    7,660  	   7,092
Long-term debt	    6,882	   6,882
				---------         --------
Total Liabilities	   14,542           13,974
				---------	--------
Redeemable preferred stock, Series A-1
  (par value $1.00 per share;
  40,000 authorized, 39,985 issued and
  outstanding; liquidation preference $100
  per share)	    3,999	   3,999
Common stock purchase warrants	    5,100	   5,100
				---------	--------
Total redeemable securities	    9,099            9,099
				---------	--------
Stockholders' deficit
 Common stock (par value $0.01 per
  share; 35,000,000 authorized,
  21,345,383 and 21,295,383 shares
  issued and outstanding in 2001
  and 2000, respectively)                         213              213
Additional paid-in capital	   51,376	  51,376
 Accumulated deficit	  (74,281) 	 (67,232)
				---------	--------
 Total stockholders' deficit	  (22,692) 	 (15,643)
				---------	--------

Total liabilities, redeemable securities
 and stockholders' deficit                  $     949  		$  7,430
				=========	========
See accompanying notes to condensed consolidated financial statements


Electronic Retailing Systems International, Inc.
Condensed Consolidated Statement of Operations
(in thousands, except share and per share amounts)
(Unaudited)
				   		 Three Months Ended	Nine Months Ended
						     Sept 30, ?? ??????          Sept 30,
						 ------------------     ----------------
                                     2001        2000?       2001       2000
 ----	       ----       -----      -----
Revenues
  Product sales	  		     $  258     $     866    $ 2,901   $  2,895
  Maintenance			        776 	    113   	 1,240        671
					    -------     	 -------   -------    -------
	Total revenues		      1,034           979	 4,141      3,566
					    -------     	 -------   -------    -------
Costs of goods sold
  Product sales				  549          1,092	 2,376      3,231
  Maintenance				  395 	      50       683        240
					    -------     	 -------   -------    -------
  Total cost of goods sold	        944          1,142     3,059      3,471
					    -------     	 -------   -------    -------
	Gross profit			   90 	    (163)    1,082         95
					          -------     	 -------   -------    -------
Operating expenses
  Selling, general and
   administrative		   	   	  289          1,633     3,160      5,154
  Provision for ESL shutdown           --             --     1,289         --
  Research and development	         91 	     887	 1,996	3,098
  Depreciation and amorti-
     zation					   -- 	     660       607        826
					    -------     	 -------   -------    -------
      Total operating expenses        380          3,180     7,052      9,078
					    -------     	 -------   -------    -------
	  Loss from operations	       (290)        (3,343)   (5,970)    (8,983)
					    -------     	 -------   -------    -------
Other income (expenses)
  Interest and other income	          0 	     121	    22      1,045
  Interest expense			  (91)	    (148)      (91)    (5,629)
  Gain/loss on disposals      	   38             --        64         (2)
Loss on investment
     and other assets			  (27)        (1,053)   (1,072)    (2,120)
					    -------     	 -------   -------    -------
  Total other income (expenses),
    net				        (80)        (1,080)   (1,077)    (6,706)
    Loss before extraordinary	    -------     	 -------   -------    -------
       item			             (370)        (4,423)   (7,047)   (15,689)
Extraordinary item
  Gain on extinguishment of
    Debt			               --         45,870        --     64,828
					    -------     	 -------   -------    -------
	Net income (loss)	    $  (370)       $41,447   $(7,047)   $49,139
					    =======    	========   =======    =======
Earnings per share
  	 Weighted average common
     shares outstanding		     21,345         21,292    21,342     21,290
					    =======    	========   =======    =======
		 Basic and diluted net income
		   (loss) per common share:
         Loss before
 		   extraordinary item	    $ (0.02)   	$  (0.20)  $ (0.33)   $ (0.74)
         Extraordinary item	         --           2.15        --       3.05
						    --------   	--------   -------    -------
          Net income (loss) 	    $ (0.02)   	$   1.95   $ (0.33)   $  2.31
							    ========   	========   =======    =======
See accompanying notes to condensed consolidated financial statements

Electronic Retailing Systems International, Inc.
Condensed Consolidated Statement of Cash Flows
(in thousands)
(Unaudited)

				  Nine Months Ended
				  September 30,
				--------------------
			 	  2001         2000
				 ------	  ------
CASH FLOWS USED IN OPERATING ACTIVITIES:
  Net income (loss)	$(7,047)	 $ 49,139
  Depreciation and amortization                       1,396	    1,931
  Extraordinary gain on retirement of debt              --	  (64,828)
  Provision for doubtful accounts                       150            --
  Provision (reversal) of inventory reserves         (1,694)	      135
  Noncash interest expense and other                    --	      210
  Provision for ESL shutdown                          1,289            --
  Loss on equity investment                           1,072	    2,120
  Accounts receivable                                   998	      361
  Inventory                                           2,947	    1,476
  Current liabilities                                  (833)        2,378
  Other current and non-current assets                 (239)          431
				-------	  -------
Cash used in operating activities	 (1,961)	   (6,647)
				-------	  -------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Capital expenditures	    (52)	     (221)
  Proceeds from sale of assets                           27             2
  Note receivable	     --	   (4,550)
  Equity investment in NewCheck	 (1,072)       (1,950)
  Other, net                                             (4)           75
				-------	  -------
Cash used in investing activities	 (1,101)       (6,644)
				------- 	  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Systems Holding, Inc.	    287            --
  Cash used for early retirement of debt	     --	  (18,407)
				-------	  -------
Cash provided by/(used in) financing activities	    287	  (18,407)
				-------	  -------
NET DECREASE IN CASH AND CASH EQUIVALENTS	 (2,775)      (31,698)

Cash and cash equivalents at beginning
  of period	  2,887	   37,386
				-------       -------
Cash and cash equivalents at end of
  period		$   112	  $ 5,688
				=======	  =======




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

	In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals and accruals relating to the winding-down of the Company's electronic shelf label business (see Note 3), considered necessary for a fair presentation of the results of the interim periods. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001 (see Note 3). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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



Electronic Retailing Systems International, Inc.
Notes to Condensed Consolidated Financial Statements

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

Note 3 -Going Concern; Shutdown of ESL Business

The Company has sustained net losses and negative cash flows from operations since its inception and management expects these conditions to continue during the current year. On May 2, 2001, the Company announced it has commenced the winding down of its electronic shelf label ("ESL") operations on an orderly basis, as a result of insufficient interest in the retail community for ESL systems to justify or attract further economic investment in the reasonably foreseeable future. The Company will continue its management agreement with NewCheck Corporation ("NewCheck"). See Note 8.

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

	Management of the Company does not believe that, absent additional financing, current resources will enable the Company to fund operations, beyond the middle of December
2001. The Company does not have any existing commitments with respect to any such additional funding, nor can there be any assurance that any such financing would be available on terms reasonable to the Company or at all.




Electronic Retailing Systems International, Inc.
Notes to Condensed Consolidated Financial Statements

	In connection with arrangements entered into in July 2001 described under Note 6, the restrictions on incurring additional debt contained in the Company's outstanding debt have been amended to allow an affiliate of the Company to advance up to $500,000 of unsecured indebtedness free of such restrictions. At September 30, 2001, the affiliate had advanced an aggregate amount of $287,000 to the Company, and advanced an additional $50,000 subsequent to such date, all of which is repayable on demand. The affiliate is not subject to any commitment to advance any further amounts. In addition, as described under Note 7 the Company's obligations under its outstanding 10% Guaranteed Secured Notes (the "10% Notes") have been waived, but the continuation of such waiver is within the discretion of the Company's affiliate that holds such notes. As a result of the above described factors, there is substantial doubt about the Company's ability to continue its operations as a going concern.

Note 4 -Merger Agreement

On July 2, 2001, the Company entered into a definitive agreement which provides for the payment by Systems Holding, Inc., a newly-formed acquisition company ("Holdco") organized by Norton Garfinkle and Bruce F. Failing, Jr., the Company's founders, and certain other investors, of $0.26 per share, in cash, to each other holder of common stock, $.01 par value (the "Common Stock"), of the Company. Under the agreement, a wholly-owned subsidiary of Holdco will merge (the "Merger") into the Company, following the reclassification of the Common Stock contributed to Holdco in connection with its organization as shares of a new Class B Common Stock, $.01 par value, of the Company, to be outstanding after the Merger as the sole class of common equity of the Company.

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

Electronic Retailing Systems International, Inc.
Notes to Condensed Consolidated Financial Statements

Merger. No additional stockholder vote is required to complete the Merger. The transaction is conditioned on the distribution to holders of Common Stock of an information statement prepared in accordance with the requirements of the Securities and Exchange Commission and the expiration of applicable notice periods.

Note 5 -Inventories:

	Inventories are stated at the lower of cost (determined on a first in, first out basis) or net realizable value. With the closing of the ESL business, the carrying value of inventory represents the estimated value of inventory that the Company expects to utilize to fulfill remaining sales commitments for additional installations, service and spares kits for customers. Inventories at hand at September 30, 2001 were fully reserved. Inventories at December 31, 2000 consisted of $0.458 million of materials, supplies and work in process, and $0.945 million of finished goods.

Note 6 -Debt and Common Stock Purchase Warrants:

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


Electronic Retailing Systems International, Inc.
Notes to Condensed Consolidated Financial Statements

During the third quarter of 2000, the Company completed the exchange of $76.418 million principal amount at maturity of Senior Discount Notes for an aggregate of $13.76 million, in cash, approximately $5 million principal amount of the Company's 10% Guaranteed Secured Notes due August 1, 2001, approximately $5 million principal amount of the Company's 8% Guaranteed Secured Notes due August 1, 2004 (the "8% Notes"), and 39,985 shares of the Company's newly-created Series A-1 Convertible Preferred Stock, $1.00 par value ("Series A-1 Preferred Stock"), subject to automatic conversion as described below, plus cash in lieu of fractional shares. At September 30, 2001, the 10% Notes are recorded with interest through such date and the 8% Notes are recorded together with interest through maturity. The notes submitted for exchange represented all of the remaining outstanding Senior Discount Notes. The exchange was accounted for in accordance with the provisions of FASB 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings." The Company recognized an extraordinary gain of $45.869 million ($2.15 per share) as a result of the exchange of the Senior Discount Notes.

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


Electronic Retailing Systems International, Inc.
Notes to Condensed Consolidated Financial Statements

On July 24, 2001, Holdco, as nominee for its stockholders, acquired substantially all of the Company's outstanding 10% Notes for cash equal to one-half of the aggregate of the principal amount of the 10% Notes plus accrued interest thereon. In addition, upon consummation of the Merger, Holdco will be obligated to issue to the sellers an aggregate of five percent of the common equity of Holdco. In connection with the acquisition of the 10% Notes, substantially all of the restrictive covenants contained therein have been eliminated, as well all guaranties and collateral for such notes. In addition, the selling noteholders have extended an option to Holdco, exercisable at Holdco's option through July 2002, to acquire substantially all of the Company's 8% Notes for cash equal to one-half of the aggregate of the principal amount of the 8% Notes plus accrued interest thereon. Holdco has agreed with the Company that any and all defaults under the 10% Notes (which had an original maturity date of August 1, 2001) are waived until such time as Holdco delivers notice of revocation of the waiver. The waiver obtained satisfies the provisions contained in the 8% Notes, which continue to be presented outside of current liabilities.

	At September 30, 2001 and December 31, 2000, the 10% Notes, plus interest, are classified as current liabilities.

	Long-term debt as of September 30, 2001 and December 31, 2000 was comprised of the 8% Notes totaling $5 million, plus interest.

Note 7 - Related Party Transactions

	In connection with arrangements entered into in July 2001 described under Note 6, the restrictions on incurring additional debt contained in the Company's outstanding 10%
Notes and 8% Notes have been amended to allow Holdco to advance up to $500,000 of unsecured indebtedness free of such restrictions. At September 30, Holdco had advanced an aggregate amount of $287,000 to the Company on an unsecured basis, and advanced an additional $50,000 subsequent to such date, all of which is repayable on demand and accrues interest, payable quarterly, at the rate of 9% per annum until repayment. Holdco is not subject to any commitment to advance any further amounts.

	Holdco has agreed with the Company that any and all defaults under the 10% Notes (which had an original maturity date of August 1, 2001) are waived until such time as Holdco delivers notice of revocation of the waiver. In addition, the Company has agreed, in the event the Merger is not consummated, to issue to the sellers of the 10% Notes shares of Common Stock,

Electronic Retailing Systems International, Inc.
Notes to Condensed Consolidated Financial Statements

	aggregating five percent of the outstanding Common Stock (in lieu of Holdco's obligation to issue five percent of its equity), in exchange for the assignment to the Company of Holdco's option to acquire 8% Notes. See Note 6.

	See Note 8 for a description of transactions between the Company and NewCheck.

Note 8 - Agreements with NewCheck Corporation

On February 11, 2000, in exchange for payments aggregating $6.5 million, the Company acquired 262,802 shares of the newly-created Series C Convertible Preferred Stock, $.0001 par value (the "NewCheck Senior Preferred Stock"), of NewCheck, together with NewCheck's 8% Convertible Promissory Note (the "NewCheck Convertible Note") in the original principal amount of approximately $4,550,000, convertible into an additional 613,205 shares of NewCheck Senior Preferred Stock. NewCheck is engaged in the development and commercialization of retailing productivity solutions for use in supermarkets and other retail environments similar to those addressed by the Company's system. The shares of NewCheck Senior Preferred Stock acquired at closing in February 2000 by the Company represented approximately 19% of NewCheck's then outstanding voting securities. Bruce F. Failing, Jr., a director, executive officer and principal stockholder of the Company, is a director of NewCheck and, since closing has been an executive officer of NewCheck, and his spouse, individually and as trustee, holds approximately 7% of the outstanding voting securities of NewCheck.

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

The Company applies the equity method of accounting to its investment in NewCheck. NewCheck has experienced recurring losses. In applying the equity method, the Company has reduced its investment in NewCheck by an amount corresponding to its share of NewCheck losses, first by reducing its initial equity investment to zero and then by applying any remainder to its note receivable from NewCheck. The Company recorded losses under the equity method of $1.072 million and $3.273 million for the nine months ended September 30, 2001 and the year ended December 31, 2000, respectively, and, as more fully described below, recorded an impairment charge of $2.6 million for the year ended December 31, 2000 against the NewCheck Convertible Note. Electronic Retailing Systems International, Inc.
Notes to Condensed Consolidated Financial Statements


	The Company and NewCheck have also entered into a management agreement under which, for an initial term of five years, the Company will manage NewCheck's operations. In exchange for the agreement, and in addition to continuing reimbursements to the company of the costs of performance, at closing the Company was issued 850,000 ten-year warrants (net of 260,000 warrants assigned by the Company to one of its executive officers in 2000, the value of which was de minimis and no compensation charge was recorded in the Company's financial statements), with an exercise price of $.001 per share, exercisable to acquire shares of NewCheck
Common Stock equal to approximately 8% of NewCheck's outstanding voting securities (giving effect to such warrants, to the conversion of NewCheck's interim financing described below, and to the conversion of the NewCheck Convertible Note). At closing, the Company received additional ten-year warrants (certain of which were assigned by the Company to its executive officers in 2000, the value of which were de minimis and no compensation charge was recorded in the Company's financial statements) that vest with respect to specified percentages of the outstanding NewCheck Common
Stock in the event the equity value of NewCheck exceeds specified levels during the three years after closing.

In December 2000, the Company committed to its portion, in an amount up to $2.5 million, of interim financing for the benefit of NewCheck, as part of arrangements entered into by NewCheck's principal stockholders. At December
31, 2000, the Company had advanced $0.5 million under such arrangements and advanced the remainder of its commitment during the first six months of 2001
(approximately $.8 million of which was applied to amounts due from NewCheck as described below). Prior to the conversion of such amounts as described below, such amounts accrued interest at the rate of 9% per annum and were repayable in August 2001. As more fully described below, the carrying value of advances made under such arrangements has been reduced to zero.

In accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity
Securities," and based upon uncertainties resulting from NewCheck's history of operating losses and uncertainties regarding ERS' ability to provide future financing to NewCheck, management reduced the carrying value of




       Electronic Retailing Systems International, Inc.
Notes to Condensed Consolidated Financial Statements

amounts due from NewCheck to zero at December 31, 2000.
The consequent impairment charges recorded through December 31, 2000 aggregated $3.1 million and consisted of a write-down in the amount of $2.6 million of the remaining carrying value of the NewCheck Convertible Note and a write-down in the amount of $0.5 million of amounts advanced by the Company under the interim arrangements with NewCheck.

The Company also recorded a loss provision of $0.913 million against amounts owed to the Company under the NewCheck management agreement as of December 31, 2000.
During the nine-month period ended September 30, 2001, additional equity losses on the NewCheck investment of $1.072 million were recorded due to the Company's continuing to fund the losses of NewCheck's operations under the commitment to provide interim funding to NewCheck. During the first nine months of 2001, in lieu of scheduled cash payments for interim financing to NewCheck, the Company applied $0.8 million of amounts due from NewCheck for services rendered.

On July 25, 2001, the Company's interim financing extended to NewCheck, as part of arrangements entered into by the principal stockholders of NewCheck, was, pursuant to action taken by the Board of Directors and stockholders of NewCheck, converted into a combination of additional shares of NewCheck Senior Preferred Stock and additional principal amounts of the NewCheck Convertible
Note held by the Company. Accordingly, the aggregate principal amount of approximately $2,500,000 advanced by the Company to NewCheck as part of such interim arrangements, together with interest accrued thereon in the amount of approximately $95,600, was converted into an aggregate of 104,478 additional shares of NewCheck
Senior Preferred Stock and an additional $1,808,870 in principal amount of the NewCheck Convertible Note, such additional principal convertible into 243,783 shares of NewCheck Senior Preferred Stock. The shares of NewCheck
Senior Preferred Stock acquired upon conversion of such interim arrangements, together with the shares acquired by the Company in February 2000, represent approximately
19% of NewCheck's outstanding voting securities. The
NewCheck Convertible Note is subject to subordination arrangements entered into with NewCheck's institutional lender which do not affect the convertibility features of such note.





     Electronic Retailing Systems International, Inc.
Notes to Condensed Consolidated Financial Statements


Note 9 -New Accounting Standards:

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

Item 2. Management's Discussion And Analysis Of Financial
 	    Condition And Results Of Operations

Overview

Since its inception in 1990, Electronic Retailing Systems International, Inc. (the "Company" or "ERS") has been engaged primarily in the development, design, market testing and sale of the ERS ShelfNet(R) System (the "ERS ShelfNet System"). The Company has never been profitable and has incurred significant net operating losses and negative cash flows from operations to date. Since inception and through September 30, 2001, the Company has generated cumulative revenues of $30.4 million, and has incurred a cumulative net operating loss of approximately $141.6 million (prior to recording an extraordinary gain in 1999 and 2000 of an aggregate of $99.4 million in connection with the Company's acquisition of its 13-1/4% Senior Discount Notes). The Company expects losses and negative cash flow from operations to continue through the current fiscal year, and the accumulated deficit to increase.

On May 2, 2001, the Company announced the winding down of its electronic shelf label ("ESL") operations on an orderly basis, as a result of insufficient interest in the retail community for ESL systems to justify or attract further economic investment in the reasonably foreseeable future. The Company will continue its management agreement with NewCheck Corporation.

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

Management does not believe that, absent additional financing, the Company's current resources will enable the Company to fund operations beyond the middle of December 2001. The Company does not have any existing commitments with respect to any additional financing and there can be no assurance that any such additional financing would be available on terms reasonable to the Company or at all. In connection with arrangements described below under "Liquidity and Capital Resources," the restrictions on incurring additional debt contained in the Company's outstanding debt have been amended to allow Systems Holding, Inc. ("Holdco"), an affiliate of the Company, to advance up to $500,000 of unsecured indebtedness free of such restrictions. At September 30, 2001, Holdco had advanced an aggregate amount of $287,000 to the Company and subsequent to such date advanced an additional $50,000, all of which is repayable on demand. Holdco is not subject to any commitment to advance further amounts. See "Liquidity and Capital Resources" below for a description of the agreement and plan of merger dated July 2, 2001 which provides for the payment by Holdco of cash to the holders of shares of the Company's common stock, $.01 par value ("Common Stock"), not contributed to Holdco by the Company's principal stockholders who organized Holdco, and certain other investors. In addition, the Company's obligations under its outstanding 10% Guaranteed Secured Notes (the "10% Notes"), substantially all of which have been acquired by Holdco, have been waived by Holdco, but the continuation of such waiver is within the discretion of Holdco. As a result of these factors, there is substantial doubt about the Company's ability to continue its operations as a going concern.

Statements contained in and preceding management's discussion and analysis contain various forward-looking statements and information that are based on information currently available to management and management's beliefs and assumptions. When used in this document, the words "anticipate", "designed to", "estimate", "believes", "plans", and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Such statements are subject to risks and uncertainties, and the Company's actual results may vary materially from those anticipated, estimated or projected due to a number of factors, including, without limitation, the Company's arrangements with holders of its debt obligations, the prospects of NewCheck, and other factors set forth in reports and other documents filed by the Company with the Securities and Exchange Commission from time to time.

Results of Operations

Revenues. The Company's revenues have historically been derived principally from product sales and maintenance activities attendant to its ESL operations. During the three-month period ended September 30, 2001, the Company's revenues from product sales were $258,000 compared to $866,000 in the corresponding quarter in 2000. The decrease in revenue reflects the Company's determination to wind-down its ESL operations. During the nine-month period ended September 30, 2001, revenues from product sales were $2,901,000 compared to $2,895,000 in the corresponding period in 2000. During the third quarter of 2001, the Company recorded sales entirely for spare parts and supplies compared to sales of six stores in the same period last year.

During the three-month period ended September 30, 2001, maintenance revenue increased to $776,000 from $113,000 for the same period in 2000. For the nine-month period ended September 30, 2001, maintenance revenue increased to $1,240,000 from $671,000 for the corresponding period in 2000. The increase in revenue is primarily due to the increase in calls from customers in connection with the winding-down of ESL operations.

In the three and nine month periods ended September 30, 2001, revenues were concentrated among two significant customers within the supermarket industry comprising 99% and 86% of total revenues, respectively. For the three and nine month periods ended September 30, 2000, revenues were concentrated among the same customers comprising 94% and 85% of total revenues, respectively.

The Company's management agreement with NewCheck provides for reimbursement to the Company of costs incurred in performance, in addition to warrants to the Company with respect to the common stock, $.0001 par value (the "NewCheck Common Stock"), of NewCheck (see "Liquidity and Capital Resources" below). Accordingly, the Company has not recorded revenues under such arrangements.

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

Cost of goods sold for the third quarter of 2001 was $944,000 compared to $1,142,000 for the same period in 2000, and for the nine-month period ended September 30, 2001 was $3,059,000 compared to $3,471,000 for the same period in 2000. The decrease was primarily due to the winding-down of the Company's ESL operations and an increase in the Company's previous estimates of the net realizable value of its inventory and the corresponding reversal of previously recorded reserves in the amount of $1,328,000, partially offset by approximately $0.2 million resulting from the acceleration of depreciation of the Company's fixed assets to reflect the reduced service life. As a result, gross profit in the third quarter of 2001 was $90,000 compared to a gross loss of $163,000 for the same period in 2000. For the nine-month period ended September 30, 2001, gross profit was $1,082,000 versus $95,000 for the same period in 2000.

Maintenance expenses included in cost of goods sold for the three and nine month periods ended September 30, 2001 were $395,000 and $683,000, respectively, compared to $50,000 and $240,000 for the same periods in 2000, respectively. The decreases are due to increased activity from customers in anticipation of the termination of customer support by the Company in connection with the winding-down of ESL operations.

Selling, General and Administrative. Selling, general and administrative expense consists of costs associated with selling and administrative staff, overhead, and marketing and customer service personnel. Selling, general and administrative costs decreased to $289,000 for the three months ended September 30, 2001 compared to $1,633,000 for the same period in 2000. For the nine month period ended September 30, 2001, selling, general and administrative costs decreased to $3,160,000 from $5,154,000 for the corresponding period in 2000. The decreases resulted primarily from lower compensation expense due to reductions in employee headcount and other general cost reductions, partially offset by an increase of approximately $0.1 million due to accelerated depreciation recorded as a result of certain long-lived assets taken out of service prior to their normal service periods during the second quarter of 2001.

Research and Development. Research and development expenses were $91,000 for the three months ended September 30, 2001 compared to $887,000 for the three months ended September 30, 2000. For the nine-month period ended September 30, 2001, research and development expenses were $1,996,000 compared to $3,098,000 for the same period in 2000. Such decreases primarily reflect headcount reductions, partially offset by an increase of $0.2 million in accelerated depreciation recorded during the second quarter of 2001.

	Provision for ESL Shut-Down. As more fully described under Note 3 of the Notes to Condensed Consolidated Financial Statements included under "Item 1. Financial Statements" of Part I of this report, the Company has determined to wind down its ESL operations. In connection with such activities, the Company recorded a $1.3 million provision for shutdown charges in its financial statements for the quarter ended June 30, 2001, including: (i) severance and other employment-related charges totaling approximately $0.8 million; and (ii) write off of work in process inventories, warehouse and facility closing costs, and other accrued expenses totaling $0.5 million. In connection with the winding-down of ESL operations, certain long-lived assets have been taken out of service prior to their normal service period. Accordingly, the Company has recorded an impairment charge, the impact of which was approximately $1.0 million, of which approximately $0.2 million is included in cost of goods sold and $0.8 million included in operating expenses as described under the applicable captions above.

Depreciation and Amortization. The Company has accelerated the depreciation of its fixed assets such that all would be fully depreciated as of June 30, 2001, resulting in a $0.5 million increase in the nine-month period ended September 30, 2001 compared to the same period in the prior year.

Interest and Other Income. The Company had no interest and other income for the three months ended September 30, 2001 compared to $121,000 for the three months ended September 30, 2000. For the nine-month period ended September 30, 2001, interest and other income was $22,000 compared to $1,045,000 for the same period in 2000. The decrease is due to the decreased cash and cash equivalents available for investment.

Interest Expense. The Company incurred interest expense for each of the three and nine months ended September 30, 2001 of $91,000, compared to $148,000 and $5,629,000, respectively, for the same periods in 2000. See Note 6 of the Notes to Condensed Consolidated Financial Statements included under "Item 1. Financial Statements" of Part I of this report, which information is incorporated by reference herein. Interest expense in 2000 included non-cash interest on the Senior Discount Notes, all of which were acquired during the period from the fourth quarter of 1999 through the third quarter of 2000. With the consummation in January 1997 of the private sale (the "Private Placement") of 147,312 units (the "Units") each consisting of Senior Discount Notes with a principal amount at maturity of $1,000 and one warrant (collectively, the "1997 Warrants") to purchase 17.23 shares of Common Stock, the Company commenced recording interest on an amount equal to the gross proceeds from the Private Placement plus prior recorded and unpaid interest at the annual rate of 13.25%. Additional expense has been recorded as a result of the amortization of the discount recorded on the Senior Discount Notes (for value attributed to the 1997 Warrants) and the amortization of costs of issuance. See "Liquidity and Capital Resources" below for information concerning the retirement of all outstanding Senior Discount Notes.

Loss on Investment and Other Assets. During the quarters ended September 30, 2001 and 2000, the Company recorded losses of $27,000 and $1,053,000, respectively, related to its investment in
NewCheck.   For the nine-month periods ended September 30, 2001
and 2000, the Company recorded losses of $1,072,000 and $2,120,000, respectively. The Company accounts for its investment in NewCheck under the equity method. NewCheck has experienced recurring losses. See Note 8 of the Notes to Condensed Consolidated Financial Statements included under "Item 1. Financial Statements" of Part I of this report with respect to the Company's reduction of its investment in NewCheck by an amount corresponding to its share of NewCheck's losses, as reflected in the statement of operations, which information is incorporated by reference herein.

Income Taxes. The Company has incurred net losses since inception which have generated net operating loss carryforwards for federal income tax purposes of approximately $41.5 million at September 30, 2001 which are available to offset future taxable income and expire through the year 2021. In consideration of the Company's accumulated losses and the uncertainty of its ability to utilize any future tax benefits resulting from these losses, the impact of this potential tax benefit has been eliminated in the Company's unaudited condensed consolidated financial statements. During the fourth quarter of 1999 and the first and third quarters of 2000, the Company's net operating loss carryforwards were reduced as a consequence of the Company's recognition of extraordinary gain as hereinafter described and after utilizing the Company's operating loss to offset such gain for tax purposes.

Extraordinary Gain. In the first quarter of 2000, the Company recognized an extraordinary gain of $18.959 million as the result of the acquisition of $24.549 million principal amount at maturity of Senior Discount Notes for a cost of $4.652 million, net of fees. The extraordinary gain is net of transaction fees of $247,000 and the write off of $625,000 of debt issuance costs.

In the third quarter of 2000, the Company completed the exchange of $76,420,000 principal amount at maturity of Senior Discount Notes for an aggregate of $13,760,000 in cash, approximately $5,000,000 principal amount of the Company's 10% Notes, approximately $5,000,000 of the Company's 8% Guaranteed Secured Notes ("8% Note") and 39,985 shares of the Company's Series A Convertible Preferred Stock, plus cash in lieu of fractional shares. The Company recognized an extraordinary gain of $45,869,000, net of transaction fees and the write-off of debt issuance costs.

Liquidity and Capital Resources

As of September 30, 2001, the Company had a net working capital deficiency of $6,711,000, reflecting cash and cash equivalents of $112,000, compared to a net working capital deficiency of $1,029,000, reflecting cash and cash equivalents of $2,887,000, at December 31, 2000. The decrease in net working capital and in cash and cash equivalents resulted primarily from the funding of the Company's operations, including the winding-down of its ESL operations, and interim financing to NewCheck.

Net cash used in operations was $1,961,000 for the nine months ended September 30, 2001, compared to net cash of $6,647,000 used for operating activities for the same period in 2000, resulting primarily from the net losses (prior to accounting for the 2000 extraordinary gain of $64,828,000) of $7,047,000 and $15,869,000, respectively, for such periods. See Notes 3 and 8 of the Notes to Condensed Consolidated Financial Statements included under "Item
1. Financial Statements" of Part I of this report for a description, respectively, of the Company's charges during 2001 in connection with the winding down of its ESL operations, and of write-downs of the securities of NewCheck held by the Company during 2000, which information is incorporated by reference herein.

Cash used in investing activities totaled $1,101,000 for the nine months ended September 30, 2001 compared to $6,644,000 of cash used in investing activities for the same period in 2000. The decrease in investing activities was primarily due to the interim financing of NewCheck in the amount of $1,072,000 during 2001 compared to the 2000 investment of $1,950,000 in NewCheck equity and $4,550,000 in NewCheck convertible debt during the same period in 2000.

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

Effective July 25, 2001, and pursuant to action taken by the Board of Directors and stockholders of NewCheck, the interim financing extended to NewCheck by its stockholders was converted into additional shares of the NewCheck Senior Preferred Stock or, in the case of stockholders holding prior issued convertible notes, into a combination of shares and additional principal amounts of such notes, allocated in the same proportion as subscriptions to shares and notes in the February 2000 placement. Accordingly, the aggregate principal amount of approximately $2,500,000 advanced by the Company to NewCheck as part of such interim arrangements, together with interest accrued thereon in the amount of approximately $95,600, was converted into an aggregate of 104,478 additional shares of NewCheck Senior Preferred Stock and an additional $1,808,870 in principal amount of the NewCheck Convertible Note, such additional principal convertible into 243,783 shares of NewCheck Senior Preferred Stock. The shares of NewCheck Senior Preferred Stock acquired upon conversion of such interim arrangements, together with the shares acquired at closing in February 2000 by the Company, represent approximately 19% of NewCheck's outstanding voting securities. The NewCheck Convertible
Note is subject to subordination arrangements entered into with NewCheck's institutional lender which do not affect the convertibility features of such note.

In accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and based upon uncertainties resulting from NewCheck's history of operating losses and uncertainties regarding ERS' ability to provide future financing to NewCheck, management reduced the carrying value of amounts due from NewCheck to zero at December 31, 2000. The consequent impairment charges aggregated $3,141,000 and consisted of a write-down in the amount of $2,644,000 of the remaining carrying value of the NewCheck Convertible Note and a write-down in the amount of $497,000 of amounts advanced by the Company under the interim arrangements with NewCheck. The Company also recorded a loss provision of $913,000 against amounts owed to the Company under the NewCheck management agreement as of December 31, 2000. Equity losses in the amount of $1,072,000 were recorded in the nine month period ended September 30, 2001 to reflect the continued funding of losses of NewCheck under the Company's interim funding commitment. During the first nine months of 2001, in lieu of a scheduled cash payment for interim financing to NewCheck, the Company applied $819,000 of amounts due from NewCheck for services rendered.

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

During the nine months ended September 30, 2001, the Company obtained $287,000 in advances from Systems Holding, Inc. ("Holdco"), an affiliate, which is repayable on demand and accrues interest at the rate of 9% per annum, payable quarterly, until repayment. Cash used in financing activities in the first nine months of 2000 totaled $18,407,000 to acquire all of the outstanding principal amount at maturity of Senior Discount Notes.

In January 1997, the Company completed the private sale of 147,312 Units, consisting of $147,312,000 principal amount at maturity of its Senior Discount Notes and the 1997 Warrants, which were sold to investors at a price aggregating $100 million ($95 million net proceeds to the Company). The 1997 Warrants are exercisable through February 1, 2004 with respect to an aggregate of 2,538,258 shares of Common Stock, at a per share price of $5.23. During the first quarter of 2000, the Company repurchased $24,549,000 aggregate principal amount at maturity of Senior Discount Notes in open market transactions from holders who were not affiliated with the Company for an aggregate purchase price of $4,652,000. In July 2000, the Company completed the exchange of $76,418,000 principal amount at maturity of its Senior Discount Notes for an aggregate of $13,760,000, in cash, approximately $5,000,000 principal amount of the Company's 10% Notes, approximately $5,000,000 principal amount of the Company's 8% Notes, and 39,985 shares of Series A-1 Preferred Stock, plus cash in lieu of fractional shares. At September 30, 2001, the 10% Notes were recorded with interest through such date and the 8% Notes were recorded with interest through their maturity date of August 1, 2004. The notes submitted for exchange represented 100% of the outstanding Senior Discount Notes.

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

On July 24, 2001, an affiliate of the Company, Holdco, as nominee for its stockholders, acquired substantially all of the Company's outstanding 10% Notes for cash equal to one-half of the aggregate of the principal amount of the 10% Notes plus accrued interest thereon. Upon consummation of the Merger described below, Holdco will be obligated to issue to the sellers an aggregate of five percent of the common equity of Holdco. In addition, the selling noteholders have extended an option to Holdco, exercisable at Holdco's option through July 2002, to acquire substantially all of the Company's 8% Notes for cash equal to one-half of the aggregate of the principal amount of the 8% Notes plus accrued interest thereon. In connection with the acquisition of the 10% Notes, substantially all of the restrictive covenants contained therein have been eliminated, as well all guaranties and collateral for such notes. Holdco has further entered into an agreement with the Company to the effect that any and all defaults under the 10% Notes (which had an original maturity date of August 1, 2001) are waived, until such time as Holdco, in its sole discretion, delivers notice of revocation of the waiver. In addition, the selling holders of 10% Notes have agreed that, in the event the Merger is not consummated prior to the end of the current fiscal year, in lieu of shares of Holdco equity they will acquire shares of Common Stock aggregating five percent of the outstanding Common Stock, and the Company has agreed to issue such shares in exchange for the assignment to it of Holdco's option on the 8% Notes.

Management does not believe that, absent additional financing, the Company's current resources will enable the Company to fund operation beyond the middle of December 2001. The Company has no current commitments for additional financing, and there can be no assurance that any such financing would be available on terms reasonable to the Company or at all. In connection with Holdco's arrangements regarding the Company's debt described above, the restrictions on incurring additional debt contained in the Company's 8% Notes and 10% Notes have been amended to allow Holdco to advance up to $500,000 of unsecured indebtedness free of such restrictions. As of September 30, 2001, Holdco had advanced an aggregate amount of $287,000 to the Company, and subsequent to such date advanced an additional amount of $50,000 to the Company, all of which is repayable on demand. Holdco is not subject to any commitment to advance any additional amounts. In addition, as described below, the Company's obligations under its 10% Notes have been waived, but the continuation of such waiver is within the discretion of the Company's affiliate that holds such notes. As a result of such factors, there is substantial doubt about the Company's ability to continue its operations as a going concern.

On July 3, 2001, the Company entered into a definitive agreement which provides for the payment by Holdco, a newly-formed acquisition company organized by Norton Garfinkle and Bruce F. Failing, Jr., the Company's founders, and certain other investors, of $0.26 per share, in cash, to each other holder of Common Stock. Under the agreement, a wholly-owned subsidiary of Holdco will merge (the "Merger") into the Company, following the reclassification of the Common Stock contributed to Holdco in connection with its organization as shares of a new Class B Common Stock, $.01 par value, of the Company, to be outstanding after the Merger as the sole class of common equity of the Company.

Holdco stockholders who own in excess of a majority of the outstanding Common Stock, the sole class of voting securities of the Company, have executed a consent as majority stockholders approving the Merger, following the unanimous approval of the Merger by the Company's Board of Directors upon the recommendation of a Special Committee of the Board of Directors consisting entirely of the non-management director of the Company who is not an affiliate of Holdco or its stockholders. No additional stockholder vote is required to complete the Merger. The transaction is conditioned on the distribution to holders of Common Stock of an information statement prepared in accordance with the requirements of the Securities and Exchange Commission and the expiration of applicable notice periods. The Company expects the Merger to be consummated later in the fourth quarter of this year.

Market Risk

The Company is subject to market risks related to changes in interest rates and, accordingly, the Company's objective is to minimize any impact on its financial position from these risks. The Company's cash and cash equivalents predominantly consist of bank deposits, in order to minimize interest rate risk. The Company does not enter into transactions involving derivative financial instruments for speculative trading purposes.

The Company utilizes sensitivity analysis, along with other techniques, as a basis for measuring the impacts that market risk exposure may have on the fair value of the Company's debt and financial instruments. If market interest rates were to increase immediately and uniformly by ten percent from levels at September 30, 2001, the decline in fair value of the portfolio would not be
material.   The Company's long-term debt bears interest, for the
most part, at a fixed rate and, therefore, relative to its long-term debt, an immediate ten percent change in the market interest rates would not materially impact the Company's financial statements.

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

	On July 2, 2001, pursuant to Section 228 of the Delaware General Corporation Law, the record holders of an aggregate of 11,526,383 shares of the Company's outstanding Common Stock gave their written consent, without a stockholders' meeting, approving:
(1) an Agreement and Plan of Merger among the Company, Holdco, a newly-formed Delaware corporation, and Systems Merger Sub, Inc., a newly-formed Delaware corporation ("Merger Sub"), and the transactions contemplated thereby , providing for, among other things, the Merger into the Company of Merger Sub, following the reclassification (the "Reclassification")of the shares of Common Stock contributed to Holdco as shares of a new Class B common stock, $.01 par value, of the Company, to be outstanding after the Merger as the sole class of common equity of ERS, and the consummation of the transactions contemplated by the merger agreement, including the conversion of each share of Common Stock, other than dissenting shares, into the right to receive $0.26 in cash, without interest; and (2) an amendment to the Company's certificate of incorporation, effective immediately prior to the Merger, providing for the Reclassification.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

No exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

(b) Current Reports on Form 8-K

During the quarter ended September 30, 2001, the Company filed a Current Report on Form 8-K dated
July 2, 2001 reporting, under "Item 5. Other
Events" thereunder, the execution of a definitive merger agreement with Holdco, and a Current Report on Form 8-K dated July 24, 2001 reporting under
"Item 5. Other Events" thereunder, the acquisition by Holdco of substantially all of the Company's
10% Notes and the conversion of the NewCheck interim financing. No financial statements were included with any such report.



Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


						ELECTRONIC RETAILING SYSTEMS
						   INTERNATIONAL, INC.



November 19, 2001			s/Bruce F. Failing, Jr.
-------------------------		---------------------------------
Date						Bruce F. Failing, Jr.
						Vice Chairman of the Board and
						 Chief Financial Officer






9
corp\ers\sec.doc\10q sept 2001 draft[2]