Form 10-K/A
period 2000-12-31
ELECTRONIC RETAILING SYSTEMS INTERNATIONAL INC
filed 2001-11-29
CIK 898747

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Mark One)
[  X  ]	ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

[      ]	TRANSITION REPORT PURSUANT TO SECTION
13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       	to

Commission file number 0-21456

ELECTRONIC RETAILING SYSTEMS INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

	Delaware						06-1361276
(State or other jurisdiction of			(I.R.S. Employer
incorporation or organization)				Identification No.)

	488 Main Avenue
	Norwalk, Connecticut					  06851
(Address of principal executive offices)		(Zip Code)

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

DOCUMENTS INCORPORATED BY REFERENCE

	List hereunder the documents, all or portions of which are incorporated by reference herein, and the part of the Form 10-K into which the document is incorporated: Proxy Statement to be filed with respect to the 2001 Annual Meeting of Stockholders-
Part III.


AMENDMENT NO. 2

	The undersigned hereby amends the following items, financial statements, exhibits or other portions of the Annual
Report on Form 10-K for the fiscal year ended December 31, 2000 of Electronic Retailing Systems International, Inc. (the
"Company"), as set forth in the pages attached hereto:

Item 1.	Business - Business Strategy
Item 6.   	Selected Financial Data
Item 7.	Management's Discussion and Analysis of Financial
Condition and Results of Operations - Results of
Operations - Year Ended December 31, 2000 Compared
to Year Ended December 31, 1999
Item 7.	Management's Discussion and Analysis of Financial
Condition and Results of Operations-Results of
Operations-Year Ended December 31, 1999 Compared to
Year Ended December 31, 1998
Item 7. 	Management's Discussion and Analysis of Financial
Condition and Results of Operations - Liquidity and
Capital Resources
Item 11. 	Executive Compensation - Executive Compensation
Item 11. 	Executive Compensation - Certain Agreements with
Executive Officers
Item 11. 	Executive Compensation - Compensation Committee
Interlocks and Insider    Participation
Item 14(a)(1). Financial Statements - Report of Independent
 Accountants
Item 14(a)(1).	Financial Statements - Consolidated Balance
 Sheet
Item 14(a)(1).	Financial Statements - Consolidated Statement of
 Changes in Stockholders' (Deficit) Equity
Item 14(a)(1).	Financial Statements - Note 2 to Notes to
 Consolidated Financial Statements-Use of
Estimates
Item 14(a)(1). Financial Statements - Note 3 to Notes to Consolidated Financial Statements
Item 14 (a)(1).Financial Statements - Note 9 to Notes to Consolidated Financial Statements
Item 14 (a)(1).Financial Statements - Note 10 to Notes to Consolidated Financial Statements

INDEX TO EXHIBITS

Exhibit 23.1 - Consent of Independent Accountants


ITEM 1.  BUSINESS - Business Strategy

	The text contained under the caption "Business Strategy" is hereby amended by adding the following as the last paragraph thereof:

	The Company has more fully described under "General" above, and under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview" and "-Liquidity and Capital Resources" below, and under Note 1 of the Notes to Consolidated Financial Statements included in response to "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K," that, in the event the Company is unable to raise additional financing, the Company's operations would need to be scaled back or discontinued, and further that, as a result of the factors described therein, there is substantial doubt about the Company's ability to continue its operations as a going concern. In addition, as a result of these conditions, the report of independent accountants included in response to "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K" has been modified to emphasize the substantial doubt regarding the ability of the Company to continue as a going concern. Accordingly, the Company's ability to pursue its strategy, and its marketing and sales and cost reduction efforts, and other applications of its products, depends upon its ability to raise additional financing. The Company has no current commitments with respect to additional financing and there can be no assurance that any additional financing or other transaction investigated by the Company would be consummated or, therefore, that the Company will be in a position to pursue its objectives.

ITEM 6. SELECTED FINANCIAL DATA

	The text of this item is amended in its entirety to read as follows:

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

					 	                 Year Ended December 31,
                             2000     1999       1998     1997      1996
									  ----	     ----	    ----	----	    ----
                                (Amounts in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues....................  $4,582  $ 4,631    $ 3,764  $  1,972  $  5,002
Cost of goods sold..........   4,965    7,035      8,095     3,699     6,204
									   ------  -------    -------  --------  --------
  Gross income (loss).......    (383)  (2,404)    (4,331)   (1,727)   (1,202)
									   ------  -------    -------  --------  --------
Operating expenses:
 Selling, general and
  administrative............   7,119   11,476     12,671    12,394     6,310
 Research and development...   4,049    5,460      3,928     3,409     1,614
Depreciation and amorti-
  zation....................     881      402        375       301       162
Stock option compensation...      --       --         --        --        44
									   ------  -------    -------  --------  --------
  Total operating expenses..  12,049   17,338     16,974    16,104     8,130
									   ------  -------    -------  --------  --------
  Loss from operations...... (12,432) (19,742)   (21,305)  (17,831)   (9,332)
									   ------  -------    -------  --------  --------
Other income (expenses):
 Interest income............   1,101    2,680      3,982     4,982       302
 Interest expense...........  (5,629) (18,844)   (16,886)  (14,024)     (382)
Loss on disposals ..........    (247)    (787)      (104)       --        --
Loss on investments and

  and other assets..........  (^ 3,273)   --         --        --        --
									   ------  -------    -------  --------  --------


Impairment loss on
   investment...............  (3,141)_     --       --         --        --

Total other expense, net.... (11,189) (16,951)   (13,008)   (9,042)      (80)
									   ------  -------    -------  --------  --------
Net loss before
  extraordinary item.......  (23,621) (36,693)   (34,313)  (26,873)   (9,412)

Extraordinary item:
   Gain on extinguishment
   of debt                   64,828    34,582      --   	    --        --
									   ------  -------    -------  --------  --------
Net income (loss)            $41,207  $(2,111)  $(34,313) $(26,873) $ (9,412)
									  =======  =======  =========  ========  ========
Earnings (Loss) per share:
 Weighted average number
  of common shares out-
  standing.................   21,291   21,264     21,233    21,096    16,169
									  =======  =======  =========  ========  ========

Basic ^ and diluted income
 ^ (loss) per common share

	Loss per share before
     extraordinary items     $ (1.11) $ (1.73) $  (1.62)  $ (1.27) $ (0.60)

   Extraordinary item           3.04     ^ 1.63      --        --       --
								   ------  -------    -------  --------  --------
Net income (loss)         $  1.94  $ (0.10) $  (1.62)  $ (1.27) $ (0.60)
									  =======  =======  =========  ========  ========
                                               December 31,

                              2000(1)     1999     1998      1997      1996
									   ----        ----     ----      ----      ----
                                        (Dollars in thousands)
Consolidated Balance
 Sheet Data:
Net working capital.......  $ (1,029)	$ 41,165  $ 65,697  $  88,372  $ 8,764
Total assets..............     7,430	  49,516    81,626    100,208   12,260
Long-term debt............     6,882	  98,208   124,057    113,102    4,989
Redeemable Preferred

  Stock...................     ^ 200	     --	 --	       --	    --

Common stock purchase
 warrants.................     5,100	   5,100     5,100      5,100      --
Stockholders' (deficit)

 equity...................   (11,844)	 (56,854)  (54,742)   (20,476)   5,723


__________________
(1) Revised, see Note 12 to the Notes to Consolidated Financial Statements included in response to "Item 14.
      Exhibits, Financial Statement Schedules and Current Reports on Form 8-K."

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF
	OPERATIONS - Results Of Operations - Year
	Ended December 31, 2000 Compared To Year
	Ended December 31, 1999

	The text contained under the caption "Results of Operations-Year Ended December 31, 2000 Compared to Year Ended
December 31, 1999-Selling, General and Administrative" is hereby amended as follows:

	Selling, General and Administrative. Selling, general and administrative costs consist of costs associated with selling and administrative staff, overhead, market research and development, and customer service personnel. Selling, general and administrative costs decreased $4,357,000, to $7,119,000 in 2000, compared to $11,476,000 in 1999. The 2000 results reflect the impact of the Company's cost reduction efforts during the year, including employee costs associated with a 45% headcount decrease. In addition, selling general and administrative costs in 2000 reflect a charge of $913,000 against amounts owed to the Company by NewCheck under the Management Agreement (see
"Liquidity and Capital Resources" below), as well as charges for write-offs and provisions for estimated uncollectibles of $150,000 and $-0- in each of the years ended December 31, 2000 and 1999, respectively.

	The text contained under the caption "Results of Operations
- Year Ended December 31, 2000 Compared to Year Ended December
31, 1999-Depreciation and Amortization" is hereby amended as follows:

	Depreciation and Amortization. The increase in 2000 to $881,000 from $402,000 in 1999 is due to a $584,000 charge for amortization of intangibles associated with the acquisition of the Company's investment in ^ NewCheck during 2000.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
		FINANCIAL CONDITION AND RESULTS OF
	OPERATIONS - Results Of Operations - Year
	Ended December 31, 1999 Compared To Year
		Ended December 31, 1998

	The text contained under the caption "Results of Operations-Year Ended December 31, 1999 Compared to Year Ended
December 31, 1998-Selling, General and Administrative" is hereby amended as follows:

Selling, General and Administrative. Selling, general and administrative costs decreased $1,195,000, to $11,476,000 in 1999, compared to $12,671,000 in 1998. The 1999 results reflect a decrease in compensation related expense from 1998 resulting from an overall decrease in employee headcount and the absence of costs associated with the proposed acquisition of Telepanel. In October 1997, the Company and Telepanel executed an agreement to combine, as a result of which the Company would have become the sole beneficial owner of the outstanding Telepanel common shares. In April 1998, such arrangements were terminated. Results for the year ended December 31, 1998 include direct transaction costs associated with the proposed combination of $381,000, while no such expense was recorded in 1999 or 2000. In addition, selling general and administrative costs reflect charges for write-offs and provisions for estimated uncollectibles of $-0- and $165,000 in each of the years ended December 31, 1999 and 1998, respectively.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
		FINANCIAL CONDITION AND RESULTS OF
		OPERATIONS - Liquidity And Capital Resources

	The text of the third paragraph under the caption
"Liquidity and Capital Resources" is amended in its entirety to read as follows:

	Net cash used in operations during 2000 reflected an increase in trade accounts receivable (net of allowance for doubtful accounts) of $139,000 and a decrease in inventory (net of reserves) of $2,127,000, compared to an increase in accounts receivable (net of allowance for doubtful accounts) of $1,045,000 and a decrease of inventory (net of reserves) of $1,056,000 during the prior year. The allowance for doubtful accounts, excluding amounts due from NewCheck, was $161,000 and $206,000 at December 31, 2000 and 1999, respectively. In addition, the ending balance in accounts receivable and the related reserve for doubtful accounts at December 31, 2000 includes amounts due from NewCheck pursuant to the Management Agreement in the amount of approximately $913,000 (with no amounts due from NewCheck in 1999). As more fully described below, the Company recorded a loss provision of $913,000 against amounts owed to the Company by NewCheck under the Management Agreement based upon uncertainties arising during fourth quarter 2000 resulting from NewCheck's continuing operating losses and uncertainties regarding ERS' ability to provide future financing to NewCheck. During 2000, current liabilities, excluding the current portion of long-term debt, decreased by $1,849,000 (including a decrease of $3,789,000 relating to the acquisition of the Company's Senior Discount Notes), reflecting decreases in outstanding trade payables and other accrued expenses, compared to an increase of $848,000 in the prior year.

	The text of the final paragraph under the caption
"Liquidity and Capital Resources" is amended in its entirety to read as follows:

The Company expects net losses and negative cash flows from operations to continue through the current fiscal year. The Company believes that current resources will enable the Company to fund operations, including the Company's interim financing commitments to NewCheck, through approximately mid-June 2001 based on monthly utilization of cash in the amount of approximately $0.6 million. In the event the Company is unable to raise additional financing, the Company's operations would need to be scaled back or discontinued. These factors raise substantial doubt about the Company's ability to continue its operations as a going concern. Management is proactively seeking sources of additional financing in order to support operations and meet the Company's debt obligations, is investigating opportunities for creation of various forms of alliances with unaffiliated parties in order to sustain its ESL operations and is engaged in discussions with the holders of its debt obligations with respect to arrangements that would avoid default in payment obligations that become due in the third quarter of 2001, but there can be no assurance that any such additional financing or other such transaction would be available on terms reasonable to the Company or would be consummated. As a result of these conditions, the report of independent accountants to the Company's Consolidated Financial Statements included in response to "Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K" has been modified to emphasize the substantial doubt regarding the Company's ability to continue as a going concern. The Company's Consolidated Financial Statements included herein do not reflect any adjustments that might arise from the outcome of such uncertainty.

ITEM 11. EXECUTIVE COMPENSATION - Executive Compensation

	The text under the caption "Executive Compensation" is amended in its entirety to read as follows:

	Summary Compensation Table. The following table sets forth information concerning the annual compensation for each of the Company's last three completed fiscal years of (i) the Company's chief executive officer and (ii) each of the four other most highly-compensated executive officers whose salary and bonus exceeded $100,000 during the most recent fiscal year:


	Summary Compensation Table
								   Long-Term
								  Compensation
			                 Annual Compensation                     	    Securities
						            Other	   Underlying

   Name and						           Annual	     Options/      	     All Other
Principal Position     Year	Salary($)     Bonus($)     Compensation(1)   Warrants(#)(2)   Compensation($)
----------------------	------	-----------	     ------------    ---------------------   -------------------   ---------------------


Bruce F. Failing, Jr....	2000	250,000(^ 3)	    --	--	^ 260,000(NC)		    --

 Chief Executive Officer	1999	150,000		    --	-- 		     --		    --
			1998	155,769		    --	-- 		     --		    --

Michael B. Persky....	2000	247,438(^ 4)	--         --                  750,000(ERS) 	               --
 President							 218,450(NC)(5)
			1999	234,519	--	  --			--	            500
			1998	214,385		    --	--	      450,000(ERS) (^ 6)	  500


Paul Lavoie.......	2000	175,985(^ 8)	10,000	 --	        75,000(ERS)                   --
Vice President,							        32,768(NC)(5)
  Sales(^ 7)			1999	160,000		20,000	 --	      125,000(ERS)		   500
	1998	  67,692		    --		 --	        50,000(ERS)		     --


Frank Romano(^ 9).....	2000	170,000		    --	  --	      344,000(ERS)                    --

Vice President,		1999	    --		    --	   --		      --		     --
 Engineering			1998	    --		    --	   --		      --		     --

Norman Tsang.......	2000	167,946(^ 11)	  7,000	  27,018(^ 12)       45,000(ERS)              --
Vice President,							       109,225(NC)(5)
  Marketing (^ 10)		1999	164,769		40,000	  40,000(^ 12)    205,000(ERS)	  500
	1998	     --		    --	 --      		     --		  500


(1)	Excludes perquisites and other personal benefits unless the aggregate amount of such
	compensation exceeds the lesser of either $50,000 or 10% of the total of annual salary and bonus reported for the named executive officer.

(2)	During the year ended December 31, 2000, the Company granted options exercisable with respect to shares of the Company's Common Stock, to certain individuals named in the table (see
"1993 Employee Stock Option Plan" below), and allocated to certain individuals named in the table portions of warrants exercisable with respect to the common stock, $.0001 par value
("NewCheck Common Stock"), of NewCheck Corporation ("NewCheck") extended to the
Company by NewCheck (see "Certain Agreements with Executive Officers" below). Such options are identified in the column below by a reference to "ERS," and such warrants are identified in the column below by a reference to "NC."




(^ 3)	Includes $125,000 in salary paid by NewCheck ^ in lieu of reimbursements to the Company under its management agreement with NewCheck.  See "Item 13.  Certain Relationships and
Related Party Transactions" below.


(^ 4)	Includes $71,332 in salary paid by NewCheck in lieu of reimbursements to the Company under its management agreement with NewCheck.


(5)	Represents maximum number of shares of NewCheck Common Stock subject to issuance upon exercise of warrants allocated to such executive, based upon the outstanding equity of
NewCheck, on a fully-diluted basis, at December 31, 2000. See "Certain Agreements with
Executive Officers" below.


(^ 6)	Of such amounts, options with respect to 60,000 shares replaced options previously granted and surrendered contemporaneously with such replacement.


(^ 7)	Mr. Lavoie became an executive officer  in 1998.


(^ 8)	Includes $59,543 in salary paid by NewCheck in lieu of reimbursements to the Company under its management agreement with New^ Check.


(^ 9)	Mr. Romano became an executive officer in March 2000.


(^ 10)	Mr. Tsang became an executive officer in January 1999.


(^ 11)	Includes $48,407 in salary paid by NewCheck in lieu of reimbursements to the Company  under its management agreement with New^ Check.


(^ 12)	Represents payments made to Mr. Tsang for relocation expenses.


	Option/Warrant Grant Table. The following table sets forth certain information regarding options granted and warrants allocated by the Company during the year ended December 31, 2000, to the individuals named in the above compensation table:


Option/Warrant Grants in Last Fiscal Year
                                                Individual Grants                        Potential Realizable
                   Number of      % of Total                       Value at Assumed
                        Securities         Options/Warrants             Market Price                  Annual Rates of Stock
                       Underlying           Granted to      Exercise     Per Share                   Price Appreciation for
                    Options/Warrants  Employees in      Price      on Date of    Expiration   Option/Warrant Term(^ 3)
Name           Granted (#)(1) (2)  Fiscal Year        ($/sh)        Grant($)     Date           5%($)	10%($)


Bruce F. Failing, Jr.. 260,000(NC)(4)   10.4  0.001     0.001(5)  02/11/10       163             414


Michael B. Persky... 750,000(ERS)  ^ 30.0  0.820	     0.820	06/23/10	     386,770   980,152
 218,450(NC)(6)      8.7  0.001     0.001(5) 02/11/10            137          348


Paul Lavoie... 75,000(ERS)   ^ 3.0  0.820     0.82006/23/10       38,677     98,015
  32,768(NC)(6)      1.3  0.001     0.001(5) 02/11/10              21            52


Frank Romano...344,000(ERS) ^ 13.8  0.820     0.820   06/23/10     177,399   449,563


Norman Tsang....  45,000(ERS)     ^ 1.8  0.820     0.820   06/23/10	       23,206     58,809
109,225(NC)(6)      4.4  0.001     0.001(5) 02/11/10              69          174
_ _________________

(1)	Options granted by the Company with respect to shares of the Company's Common Stock are identified in the column below by a reference to "ERS." Except as otherwise indicated, all such options ^ became exercisable with respect to one-quarter of the shares covered thereby in February 2001, and with an additional one-sixteenth thereof becoming exercisable each quarter thereafter.


(2)	Warrants extended to the Company by NewCheck with respect to shares of NewCheck Common Stock and allocated to such executive are identified in the table below by a reference to "NC." Except as otherwise indicated, all such warrants become exercisable in the event the equity value of NewCheck, exceeds specified levels prior to
February 2003.


(^ 3)	Amounts represent hypothetical gains that could be achieved for the respective options or warrants if exercised at the end of ^ its term. These gains are based on arbitrarily assumed rates of stock price appreciation of 5% and 10%
compounded annually from the date the respective options or warrants are granted to their expiration date.


(4)	Such warrants, at grant, were to become exercisable in February 2001, and were amended by NewCheck in
October 2000 to become then exercisable.

(5) NewCheck Common Stock is not publicly traded. Accordingly, management of the Company has valued each share of
NewCheck Common Stock in the amount of $0.001 at the date of allocation to such executive of warrants with respect thereto, based upon management's consideration at such date of NewCheck stockholder equity, net of debt convertible into preferred equity, in the amount of approximately $2.5 million compared to the liquidation preference of
NewCheck's preferred stock (plus such debt) in the amount of approximately $37.7 million, and based upon uncertainties resulting from NewCheck's history of operating losses and the Company's ability to provide future financing to NewCheck.

(6) Represents maximum number of shares of NewCheck Common Stock subject to issuance upon exercise of warrants allocated to such executive, based upon the outstanding equity of NewCheck, on a fully-diluted basis, at December 31,
2000. See "Certain Agreements with Executive Officers" below.


	Aggregate Option/Warrant Exercises and Year-End
Option/Warrant Table. The following table sets forth certain information regarding exercises of stock options, and stock options held as of December 31, 2000 by the individuals named in the above compensation table:


Aggregate Option/Warrant Exercises in Last Fiscal Year and Fiscal Year-End Option/Warrant Values

                                    Number of Shares
                                             Underlying Unexercised	  Value of Unexercised
                             Shares	        Options/Warrants at	  In-the-Money Options/
                          Acquired on     Value	  Fiscal Year-End (#)                         Warrants at Year-End(^ 2)
Name(1)           Exercise (#)    Realized	Exercisable       Unexercisable   Exercisable    Unexercisable
----------	--------------- -----------     --------------        ----------------    --------------    -----------------


Bruce F. Failing, Jr.^
	NC.......	 260,000	    --   (3)           --	--		-- 	             --


Michael B. Persky^
	ERS.....	       --		     --	      150,000	 1,050,000	--		--
	NC.....	       --		     --	            --	    218,450(4)	--                       -- (3)


Frank Romano^
	ERS...	       --		     --	          7,750	    367,250	--		--


Paul Lavoie^
	ERS.....	       --		     --	        56,250           193,750	 --		--
	NC.....	       --		     --	            --	     32,768(4)	--                       -- (3)


Norman Tsang^
	ERS...	       --		     --	        73,750	    176,250	--		--
	NC.....	       --		     --	            --	    109,225(4)	--                       -- (3)





______________________
(1)	Options granted by the Company with respect to shares of the Company's Common Stock are identified in the table below by a reference to "ERS." Warrants extended to the Company by
NewCheck with respect to shares of NewCheck Common Stock and allocated to such executive are identified in the table below by a reference to "NC."


(^ 2)	Calculated on the basis of the fair market value of the underlying securities at ^ year-end, ^ less the respective exercise prices.


(3) NewCheck Common Stock is not publicly traded. Accordingly, management of the Company has valued each share of NewCheck Common Stock in the amount of $0.001 at each of October 4, 2000
(the date of exercise by Mr. Failing of warrants with respect thereto) and at year-end, based upon management's consideration at such dates of NewCheck stockholder equity (deficiency), net of debt convertible into preferred equity, in the amounts of approximately $0.4 million, and $(1.1 million), respectively, compared to the liquidation preference of NewCheck's preferred stock (plus such debt)
in the amounts of approximately $38.3 million and $39.0 million, respectively, and based upon uncertainties resulting from NewCheck's history of operating losses and the Company's ability to provide future financing to NewCheck.

(4)	Represents maximum number of shares of NewCheck Common Stock subject to issuance upon exercise of warrants allocated to such executive, based upon the outstanding equity of NewCheck on a fully-diluted basis, at December 31, 2000. See "Certain Agreements with Executive Officers"
below.

ITEM 11. EXECUTIVE COMPENSATION - Certain Agreements with
Executive Officers

	The text of the last sentence of the first paragraph under the caption "Certain Agreements with Executive Officers" is amended in its entirety to read as follows:

Mr. Failing ^ was, prior to his exercise of these warrants, obligated to re-assign ^ them to the Company in the event he ^ was no longer employed by the Company, subject to specified exceptions, which included Mr. Failing's right to exercise these warrants for up to two years after any termination of employment without "cause" (as defined in such arrangements).

ITEM 11. EXECUTIVE COMPENSATION - Compensation Committee
	    Interlocks and Insider Participation

	The text of the second paragraph under the caption
"Compensation Committee Interlocks and Insider Participation" is amended in its entirety to read as follows:

	During the year ended December 31, 2000, Oxford Management Corporation, a company controlled by Mr. Garfinkle, was reimbursed an aggregate amount of $90,000 for services rendered by Mr. Garfinkle in connection with management of ERS' operations and as a marketing consultant. The Company's continuing arrangements with Oxford, which are terminable at any time by the Company or Oxford, provide for payments in the amount per month of $7,500 for services rendered by Mr. Garfinkle in connection with management of ERS' operations and as a marketing consultant.


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

As discussed in Note 12 to the financial statements, the Company has revised the balance sheet to reclassify a portion of the Series A-1 Preferred Stock within stockholders' equity.

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

s/PricewaterhouseCoopers LLP
Stamford, Connecticut
March 23, 2001, except for Note 12, which is as of November 28,
 2001


ITEM 14(a)(1). FINANCIAL STATEMENTS - Consolidated Balance Sheet

Electronic Retailing Systems International, Inc.
Consolidated Balance Sheet
(in thousands, except per share and share amounts)
                                                      December 31,
                                                    ---------------
                                                    2000       1999
                                                    ----       ----
			 (Revised,
			   Note 12)

Assets
Current assets
 Cash and cash equivalents (Note 2)              $  2,887   $ 37,386
 Accounts receivable - net of allowance
   for doubtful accounts of $1,074 in 2000
   and $206 in 1999                                 1,575      2,304
Inventories - net of reserves of $5,334 in
   2000 and $5,583 in 1999 (Note 2)                 1,403      4,006
 Prepayments and other current assets                 198        531
                                                ---------   --------
   Total current assets                             6,063     44,227

Furniture and equipment, net (Note 2)               1,361      2,515

Other non-current assets                                6      2,774
			--------   --------
Total assets                                    $   7,430   $ 49,516
                                                =========   ========
Liabilities, Redeemable Securities
   and Stockholders' Deficit
Current liabilities
  Current portion of long-term debt              $  5,552   $    --
  Accounts payable and accrued expenses             1,430      2,557
  Deferred revenue                                    110        505
                                                 --------    -------
    Total current liabilities                       7,092      3,062
                                                 --------    -------
Long-term debt (Note 4)                             6,882     98,207
                                                 --------    -------
Redeemable preferred stock, Series A-1

  ^ (Notes 4 and 12)			   ^ 200        --

Common stock purchase warrants (Note 4)			   5,100      5,100
                                                 --------    -------

    Total redeemable securities                    ^ 5,300      5,100
                                             --------    -------
Commitments and contingencies (Note 6)                --         --

Stockholders' deficit
 Preferred stock, undesignated (par value
  $1.00 per share; 2,000,000 shares
     authorized, none issued and outstanding)		     --	    --

 Preferred stock, Series A-1 (par value, $1.00
  per share; 40,000 shares authorized; 39,985
  and outstanding liquidation preference $100
  per share) (Note 4 and 12)			   3,799	    --




 Common stock (par value $0.01 per share;
  35,000,000 authorized; 21,295,383 and
  21,282,637 shares issued and outstanding
  in 2000 and 1999, respectively)                     213        212
 Additional paid-in capital                        51,376     51,374
 Accumulated deficit                              (67,232)  (108,439)
                                                   -------    -------

   Total stockholders' deficit                   (^ 11,844)   (56,853)
                                                   -------   -------

Total liabilities and stockholders' deficit	 $ 7,430    $ 49,516
                                                 ========    =======
See accompanying notes to consolidated financial statements


ITEM 14(a)(1). FINANCIAL STATEMENTS - Consolidated
     Statement of Changes in Stockholders' (Deficit) Equity

Electronic Retailing Systems International, Inc.
               Consolidated Statement of Changes in Stockholders'
(Deficit) Equity
(in thousands, except share amounts)
                                            Additional
                   Preferred   Common      Paid-in    Accumulated
                          Stock      Stock       Capital    Deficit        Total
                        ---------  --------   ---------   -----------   --------
		                   (Revised,
		                    Note 12)

Balances at

 December 31, 1997      $ --     $    211   $ 51,328   $ (72,015)   $(20,476)

 Issuance of 52,412
   common shares with
   exercise of stock

   options                --            1         46                      47


 Net loss for year                                       (34,313)    (34,313)
		                    -------   ---------  ---------  ----------    ---------

 Balances at

   December 31, 1998      --          212     51,374    (106,328)    (54,742)

 Issuance of 33,190
   common shares with
   exercise of stock
   options

 Net loss for year        --            --        --      (2,111)     (2,111)
                       -------    ---------  --------  ----------    ---------

 Balances at

  December 31, 1999       --           212    51,374    (108,439)    (56,853)


Issuance of Series
  A-1 preferred stock
  (Note 4 and 12)       3,799                                          3,799

Issuance of 12,746
  common shares with
  exercise of stock
  options                                1          2			     3




 Net income for year       --           --         --     41,207      41,207
                       -------     ---------  --------  ---------     -------

 Balances at

  December 31, 2000      3,799     $    213   $51,376   $(67,232)   $(^ 11,844)
                  ========     ========= =========  =========   =========









See accompanying notes to consolidated financial statements

ITEM 14(a)(1).   FINANCIAL STATEMENTS- Note 2 to Notes To
		    Consolidated Financial Statements-Use of Estimates

The text contained under the caption "Use of Estimates" under
Note 2 to the Notes to Consolidated Financial Statements is hereby amended in its entirety to read as follows:

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

Management records a provision currently for estimated uncollectible receivables on the balance sheet. The allowance for doubtful accounts was $1.1 million and $0.2 million (including approximately $0.9 million and $0.0 million, respectively, for amounts due from NewCheck
Corporation - See Note 9) at December 31, 2000 and 1999, respectively. In addition, selling general and administrative costs in 2000 reflect charges in the amount of $718,000 and $0, for write-off's in each of the years ended December 31, 2000 and 1999, respectively, and $150,000 and $-0- for estimated uncollectibles in each of the years ended December 31, 2000 and 1999, respectively.

The Company's future results and inventory valuation could be adversely affected by a number of factors, including (a) the timely availability and acceptance of ESL systems, (b) the impact of competitive products and pricing, (c) the Company's ability to obtain system components from suppliers and (d) the Company's ability to continue a going concern, thereby realizing assets and liquidating liabilities in the ordinary course of business.

^

ITEM 14(a)(1).  FINANCIAL STATEMENTS- Note 3 To Notes
		   To Consolidated Financial Statements

	The text of Note 3 to the Notes to Consolidated Financial
Statements is hereby amended in its entirety to read as follows:

Note 3 -Related Party Transactions:

The Company has received consulting services and paid a current and a former member of its Board of Directors, through an affiliate of the Company, fees of $90,000, $45,000 and $192,000 in 2000, 1999 and 1998, respectively.

See Note 9 for a description of transactions during the year ended December 31, 2000 between the Company and NewCheck
Corporation.



 ^ ITEM 14(a)(1). FINANCIAL STATEMENTS- Note 9 To Notes
	        To Consolidated Financial Statements

	The text of Note 9 to the Notes to Consolidated Financial
Statements is hereby amended in its entirety to read as follows:

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

The Company and NewCheck have also entered into a management agreement under which, for an initial term of five years, the Company will manage NewCheck's operations. In exchange for the agreement, and in addition to continuing reimbursements to the Company of the costs of performance, at closing the Company was issued 850,000 ten-year warrants (net of 260,000 warrants assigned by the Company to one of its executive officers, the value of which are de minimis and no compensation charge has been recorded in these financial statements), with an exercise price of $.001 per share, exercisable to acquire shares of NewCheck Common Stock equal to approximately 12% of NewCheck's outstanding voting securities (giving effect to such warrants and to the conversion of the NewCheck Convertible Note). At closing, the Company received additional ten-year warrants (certain of which were assigned by the Company to an aggregate of four of its executive officers, the value of which are de minimis and no compensation charge has been recorded in these financial statements) that vest with respect to specified percentages of the outstanding NewCheck Common Stock in the event the equity value of NewCheck exceeds specified levels during the three years after closing. During the year ended December 31, 2000, NewCheck reimbursed the Company in the amount of $750,000 under such management arrangements and became obligated to reimburse the Company for additional amounts aggregating $913,000.

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

ITEM 14(a)(i). FINANCIAL STATEMENTS - Note 10 to Notes to
Consolidated Financial  Statements

	Note 10 to the Notes to Consolidated Financial Statements is hereby re-designated as Note 11 to the Notes to Consolidated
Financial Statements, and the following is hereby added immediately prior thereto:

Note 10 - Summarized Financial Data

As described under Note 9, during 2000 the Company invested in NewCheck, which is engaged in the development and commercialization of retailing productivity solutions for use in supermarkets and other retail environments. NewCheck is a private company in an emerging market and is susceptible to the risks and uncertainties associated with a company at this stage including the realization of assets and satisfaction of liabilities and commitments in the normal course of business as well as its ability to obtain continued funding to continue operations. The summarized financial information included below does not include any adjustments that might result from the outcome of these uncertainties.

The Company's equity investment in NewCheck was $0 at December 31, 2000, on the consolidated balance sheet. The
Company's equity in NewCheck's 2000 pretax loss of $8.0 million in the amount of approximately $3.3 million is included in other income (expenses) in the consolidated statement of operations.

Summarized balance sheet and operations information for NewCheck (on a 100% basis) as of December 31, 2000 and for the year then ended (expressed in thousands) is as follows:

Current assets.................   		$    4,751
Noncurrent assets.............. 	            984
Current liabilities............ 		     7,167
Noncurrent liabilities.........   	          5,261
Stockholders' deficit..........		    (6,694)

Revenues.......................  	 	$    7,628
Operating earnings (loss)......             (8,044)
Net income (loss).............. 		    (7,970)

At December 31, 2000, NewCheck had total debt of $6.3 million, consisting of $5.3 million of 8% convertible notes due February 2005 and $1.0 million of 9% notes due 2001.

	The following new Note 12 is hereby added at the end of The Notes to Consolidated Financial Statements:

Note 12 - Revision of Preferred Stock Classification:

Pursuant to the terms of the preferred stock, a maximum of 5% of the Series A-1 Preferred Stock may be required to be redeemed for cash by the Company. Accordingly, the portion of preferred stock not subject to this redemption feature, previously classified as temporary equity, has been reclassified to be presented within stockholders' equity.


SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 29, 2001		ELECTRONIC RETAILING SYSTEMS
						 INTERNATIONAL, INC.

By  s/Bruce F. Failing, Jr.
   -------------------------------
     Bruce F. Failing, Jr.
     Vice Chairman of the Board
                                     and Principal Executive
 Officer

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature		Title		Date


s/Bruce F. Failing, Jr.	Vice Chairman of
------------------------    the Board 		November 29, 2001
 Bruce F. Failing, Jr.    and Principal
	    Executive Officer,
	    Principal Financial
	    Officer and Principal
	    Accounting Officer

Michael Persky*			Director			November 29, 2001
-----------------------
Michael Persky


David Diamond*			Director			November 29, 2001
-----------------------
David Diamond

Norton Garfinkle*		Director			November 29, 2001
-----------------------
Norton Garfinkle

Donald E. Zilkha*		Director			November 29, 2001
-----------------------
Donald E. Zilkha

*By s/Bruce F. Failing, Jr.
    --------------------------
      Bruce F. Failing, Jr.
      (Attorney-in-Fact Pursuant to
         Power of Attorney on file with
         the Securities and Exchange Commission)






INDEX TO EXHIBITS

Exhibit
Number

23.1		-	Consent of PricewaterhouseCoopers LLP



Corp\ers\sec.doc\10k December 2000 dup