Form 10-Q/A
period 2001-03-31
ELECTRONIC RETAILING SYSTEMS INTERNATIONAL INC
filed 2001-11-29
CIK 898747

=================================================================
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

			YES    X    	  NO
			    -------	     -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

	   Class			        Outstanding at April 30, 2001
----------------------------	   -------------------------------
Common Stock, $.01 par value	           21,345,383 shares
===============================================================


AMENDMENT NO. 1

	The undersigned hereby amends the following items, financial statements, exhibits or other portions of Part I of the Quarterly
Report on Form 10-Q for the quarterly period ended March 31, 2001 of Electronic Retailing Systems International, Inc. (the
"Company"), as set forth in the pages attached hereto:

	Item 1. Financial Statements - Condensed Consolidated
			Balance Sheet

	Item 1. Financial Statements - Note 8 to Notes to Condensed
			Consolidated Financial Statements


Item 1. Financial Statements - Condensed Consolidated
          Balance Sheet

Electronic Retailing Systems International, Inc.
	Condensed Consolidated Balance Sheet
	(in thousands except per share and share amounts)
							      March 31,	    December 31,
								  2001  		 2000
								------------	---------------

								(Revised,	    (Revised,
								  Note 9)		Note 9)
							(unaudited)
ASSETS
Current assets
  Cash and cash equivalents	$     490	$  2,887
	Accounts receivable, net	    1,283      	   1,575
	Inventories, net	    1,353	   1,403
  Prepayments and other current
    assets	      203              198
				---------	--------
  	 Total current assets	    3,329 	   6,063
				---------         --------
Equipment	    3,014            2,962
Accumulated depreciation	   (1,785)          (1,601)
				---------	--------
	Net equipment	    1,229            1,361
				---------         --------
Other non-current assets	        6                6
				---------	--------
Total assets	$   4,564	$  7,430
				=========	========
LIABILITIES, REDEEMABLE SECURITIES
  AND STOCKHOLDERS' DEFICIT
Current liabilities
  Current portion of long-term debt	$   5,552	$  5,552
  Accounts payable and accrued
    expenses	    2,083	   1,430
Deferred revenue	      173	     110
				---------	--------
	  	Total current liabilities	    7,808 	   7,092

Long-term debt	    6,882	   6,882
				---------         --------
Total Liabilities	   14,690     	  13,974
				---------	--------
Redeemable preferred stock, Series A-1

^ 	(Note 5 and 9)	      200	     200

Common stock purchase warrants	    5,100	   5,100
				---------	--------

Total redeemable securities	   ^ 5,300          ^ 5,300
				---------	--------

Stockholders' deficit

Preferred stock, Series A-1 (par
  value $1.00 per share; 40,000
  authorized, 39,985 issued and
  outstanding; liquidation preference
  $100 per share) (Notes 5 and 9)	    3,799	   3,799

Common stock (par value $0.01 per
  share; 35,000,000 authorized,
  21,345,383 and 21,295,383 shares
  issued and outstanding in 2001
  and 2000, respectively)                         213              213
Additional paid-in capital	   51,376	  51,376
 Accumulated deficit	  (70,814)	 (67,232)
				---------	--------

 Total stockholders' deficit	 (^ 15,426)  	(^ 11,844)
				---------	--------

Total liabilities, redeemable securities
 and stockholders' deficit                  $   4,564	$  7,430
				=========	========





See accompanying notes to condensed consolidated financial statements


 Item 1. Financial Statements - Note 8 to Notes to
	     Condensed Consolidated Financial Statements

	The following is hereby added after Note 8 to the Notes to Consolidated Financial Statements:

Note 9 - Revision of Preferred Stock Classification:

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


						ELECTRONIC RETAILING SYSTEMS
						   INTERNATIONAL, INC.



November 29, 2001			s/Bruce F. Failing, Jr.
-------------------------		---------------------------------
Date						Bruce F. Failing, Jr.
						Vice Chairman of the Board and
						 Chief Financial Officer









3
corp\ers\sec.doc\10q-a march 2001 final