Form 10-Q/A
period 2001-06-30
ELECTRONIC RETAILING SYSTEMS INTERNATIONAL INC
filed 2001-11-29
CIK 898747

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


AMENDMENT NO. 1

	The undersigned hereby amends the following items, financial statements, exhibits or other portions of Part I of the Quarterly
Report on Form 10-Q for the quarterly period ended June 30, 2001 of Electronic Retailing Systems International, Inc. (the
"Company"), as set forth in the pages attached hereto:

	Item 1. Financial Statements - Condensed Consolidated
			Balance Sheet

	Item 1. Financial Statements - Note 8 to Notes to Condensed
			Consolidated Financial Statements

	Item 2. Management's Discussion and Analysis of
			Financial Condition and Results of Operations-Results of Operations-Cost of Goods Sold


Item 1. Financial Statements - Condensed Consolidated
          Balance Sheet

Electronic Retailing Systems International, Inc.
	Condensed Consolidated Balance Sheet
	(in thousands except per share and share amounts)
							      June 30,	    December 31,
								  2001  		 2000
								------------	---------------

								(Revised,	    (Revised,
								  Note 9)		 Note 9)
							(unaudited)
ASSETS
Current assets
  Cash and cash equivalents	$     228	$  2,887
	Accounts receivable, net	    1,256      	   1,575
	Inventories, net	      771	   1,403
  Prepayments and other current
    assets	      383              198
				---------	--------
  	 Total current assets	    2,638 	   6,063
				---------         --------
Equipment	    2,997            2,962
Accumulated depreciation	   (2,997)          (1,601)
				---------	--------
	Net equipment	       --            1,361
				---------         --------
Other non-current assets	       --                6
				---------	--------
Total assets	$   2,638	$  7,430
				=========	========
LIABILITIES, REDEEMABLE SECURITIES
  AND STOCKHOLDERS' DEFICIT
Current liabilities
  Current portion of long-term debt	$   5,552	$  5,552
  Accounts payable and accrued
    expenses	    2,471	   1,430
  Accrued shutdown costs                         1,005               --
  Deferred revenue	      --	     110
				---------	--------
	  	Total current liabilities	    9,028 	   7,092

Long-term debt	    6,882	   6,882
				---------         --------
Total Liabilities	   15,910     	  13,974
				---------	--------
Redeemable preferred stock, Series A-1

^   (Note 5 and 9)	      200	     200

Common stock purchase warrants	    5,100	   5,100
				---------	--------

Total redeemable securities	   ^ 5,300          ^ 5,300
			---------	--------
Stockholders' deficit

 Preferred stock, Series A-1 (par
  value $1.00 per share; 40,000
  authorized, 39,985 issued and
  outstanding; liquidation preference
  $100 per share) (Note 5 and 9)	    3,799	   3,799

 Common stock (par value $0.01 per
  share; 35,000,000 authorized,
  21,345,383 and 21,295,383 shares
  issued and outstanding in 2001
  and 2000, respectively)                         213              213
Additional paid-in capital	   51,376	  51,376
 Accumulated deficit	  (73,960)	 (67,232)
				---------	--------

 Total stockholders' deficit	 (^ 18,572)  	(^ 11,844)
				---------	--------

Total liabilities, redeemable securities
 and stockholders' deficit                  $   2,638	$  7,430
				=========	========
See accompanying notes to condensed consolidated financial statements

 Item 1. Financial Statements - Note 8 to Notes to
	     Condensed Consolidated Financial Statements

	The following is hereby added after Note 8 to the Notes to Condensed Consolidated Financial Statements:

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

Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations-
		Results of Operations-Cost of Goods Sold

	The text contained under the caption "Results of Operations-Cost of Goods Sold" is hereby amended to read as follows:

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

Cost of goods sold for the second quarter of 2001 was $1,016,000 compared to $1,362,000 for the same period in 2000. The decrease was primarily due to an increase in the Company's previous estimates of the net realizable value of its inventory and the corresponding reversal of previously recorded reserves in the amount of $1,328,000. The Company reserves currently for slow moving and obsolete inventory as well as for technological obsolesce, estimating the net realizable value of inventory on hand based on forecasted sales. Subsequent to management's decision to wind down operations, management was able to accelerate some sales as well as negotiate additional sales not included in the original forecast. As a result, all remaining items in inventory are fully reserved, there are no further sales forecasted by management and the increase in actual sales in excess of forecasted sales described above necessitated the partial release of reserves. ^ The increase in estimates of net realizable value of inventory was partially offset by approximately $0.2 million resulting from the acceleration of depreciation of the Company's fixed assets to reflect the reduced service life. ^

For the six-month period ended June 30, 2001, cost of goods sold was $2,115,000 compared to $2,329,000 for the same period in 2000. Gross profit increased in the second quarter of 2001 to $916,000 (47% of revenue) compared to a gross profit of $201,000 (13% of revenue) for the same period in 2000. For the six-month period ended June 30, 2001, gross profit was $993,000 (32% of revenues) versus $258,000 (10% of revenue) for the same period in 2000. The improvement in gross profit for the three and six months periods ended June 30, 2001 is attributable to the increase in new system installations and the favorable adjustment in the net realizable value of the Company's inventory.

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









7
corp\ers\sec.doc\10q-a june 2001 final dup