Form 10-Q/A
period 2001-09-30
ELECTRONIC RETAILING SYSTEMS INTERNATIONAL INC
filed 2001-11-29
CIK 898747

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

			YES    X    	  NO
			    -------	     -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

	   Class			        Outstanding at October 31, 2001
----------------------------	   -------------------------------
Common Stock, $.01 par value	           21,345,383 shares
===============================================================


AMENDMENT NO. 1

	The undersigned hereby amends the following items, financial statements, exhibits or other portions of Part I of the Quarterly
Report on Form 10-Q for the quarterly period ended September 30, 2001 of Electronic Retailing Systems International, Inc. (the
"Company"), as set forth in the pages attached hereto:

Item 1.	Financial Statements - Condensed Consolidated
		Balance Sheet

Item 1.	Financial Statements - Note 9 to Notes to Condensed
		Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations-
		Results of Operations-Cost of Goods Sold


Item 1. Financial Statements - Condensed Consolidated
          Balance Sheet

Electronic Retailing Systems International, Inc.
	Condensed Consolidated Balance Sheet
	(in thousands except per share and share amounts)
							      September 30,   December 31,
								  2001  		 2000
								------------	---------------

								(Revised,	    (Revised,
								  Note 10)	      Note 10)
							(unaudited)
ASSETS
Current assets
  Cash and cash equivalents	$     112 	$  2,887
	Accounts receivable, net	      427    	   1,575
	Inventories, net	      --  	   1,403
  Prepayments and other current
    assets	      410              198
				---------	--------
  	 Total current assets	      949  	   6,063
				---------         --------
Equipment	    2,997            2,962
Accumulated depreciation	   (2,997)          (1,601)
				---------	--------
	Net equipment	       --            1,361
				---------         --------
Other non-current assets	       --                6
				---------	--------
Total assets	$     949 	$  7,430
				=========	========
LIABILITIES, REDEEMABLE SECURITIES
  AND STOCKHOLDERS' DEFICIT
Current liabilities
  Current portion of long-term debt	$   5,552	$  5,552
  Accounts payable and accrued
    expenses	    1,661	   1,430
  Accrued shutdown costs                           160              --
  Note Payable - Systems Holding, Inc.	      287	     --
  Deferred revenue	      --	     110
				---------	--------
	  	Total current liabilities	    7,660  	   7,092
Long-term debt	    6,882	   6,882
				---------         --------
Total Liabilities	   14,542           13,974
				---------	--------
Redeemable preferred stock, Series A-1

  (^ Note 6 and 10)	    ^ 200	   ^ 200

Common stock purchase warrants	    5,100	   5,100
			---------	--------
Total redeemable securities	   ^ 5,300           ^ 5,300
				---------	--------

Stockholders' deficit

 Preferred stock, Series A-1
  (par value $1.00 per share;
  40,000 authorized, 39,985 issued and
  outstanding; liquidation preference
  $100 per share) (Note 6 and 10)	    3,799	   3,799

 Common stock (par value $0.01 per
  share; 35,000,000 authorized,
  21,345,383 and 21,295,383 shares
  issued and outstanding in 2001
  and 2000, respectively)                         213              213
Additional paid-in capital	   51,376	  51,376
 Accumulated deficit	  (74,281) 	 (67,232)
				---------	--------

 Total stockholders' deficit	 (^ 18,893) 	(^ 11,844)
				---------	--------

Total liabilities, redeemable securities
 and stockholders' deficit                  $     949  		$  7,430
				=========	========
See accompanying notes to condensed consolidated financial statements

Item 1. Financial Statements - Note 9 to Notes to
	    Condensed Consolidated Financial Statements

	The following is hereby added after Note 9 to the Notes to Condensed Consolidated Financial Statements:

Note 10 - Revision of Preferred Stock Classification:

Pursuant to the terms of the preferred stock, a maximum of 5% of the Series A-1 Preferred Stock may be required to be redeemed for cash by the Company. Accordingly, the portion of preferred stock not subject to this redemption feature, previously classified as temporary equity, has been reclassified to be presented within stockholders' equity


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

Cost of goods sold for the third quarter of 2001 was $944,000 compared to $1,142,000 for the same period in 2000, and for the nine-month period ended September 30, 2001 was $3,059,000 compared to $3,471,000 for the same period in 2000. The decrease was primarily due to the winding-down of the Company's ESL operations and an increase in the Company's previous estimates of the net realizable value of its inventory and the corresponding reversal of previously recorded reserves in the amount of $1,328,000. ^
The Company reserves currently for slow moving and obsolete inventory as well as for technological obsolescence, estimating the net realizable value of inventory on hand based on forecasted sales. Subsequent to management's decision to wind down operations, management was able to accelerate some sales as well as negotiate additional sales not included in the original forecast. As a result, all remaining items in inventory are fully reserved, there are no further sales forecasted by management and the increase in actual sales in excess of forecasted sales described above necessitated the partial release of reserves. The increase in estimates of net realizable value of inventory was partially offset by approximately $0.2 million resulting from the acceleration of depreciation of the Company's fixed assets to reflect the reduced service life. As a result, gross profit in the third quarter of 2001 was $90,000 compared to a gross loss of $163,000 for the same period in 2000. For the nine-month period ended September 30, 2001, gross profit was $1,082,000 versus $95,000 for the same period in 2000.


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









7
corp\ers\sec.doc\10q-a sep 2001 final dup